Form 10KSB
period 2006-11-30
Physicians Remote Solutions, Inc.
filed 2007-03-14
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30., 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number: 333-131599

PHYSICIANS REMOTE SOLUTIONS, INC.

(Name of Small Business Issuer in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	22-3914075 (I.R.S. Employer Identification No.)

64 Secretariat Court Tinton Falls, New Jersey 07724 (Address of Principal Executive Offices)	48331 (Zip Code)

((732) 676-6030 (Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The issuer’s revenues for the fiscal year ended November 30, 2006 were $0.

On March 12, 2007, there was no market value of the common equity issued by the issuer because such securities were not then publicly traded or listed for trading.

On March 12, 2007, the issuer had outstanding 11,138,338 shares of Common Stock, $.00001 par value.

Transitional Small Business Disclosure Format (check one): Yes ______   No   X

Unless the context in this Annual Report otherwise requires, all references in this Annual Report to "our," "us" and "we" refer Physicians Remote solutions, Inc. and its wholly owned subsidiary.

Item 1.

Description of Business.

Background

Subject to the conditions described below, we have obtained the exclusive rights to manufacture and sell a telephone based voice activated billing and records entry system designed for use by physicians. The system is called “DR SPEAK.” The DR SPEAK system was conceived by Christina Del Pin M.D., a board-certified general surgeon as well as an author and lecturer on practice management issues.

Among the writings of which Dr. Del Pin was a co-author are:

•

Laparoscopic Cholecystectomy: Relationship of Pathology and Operative Time, JSLS 2002(6)149-154;

•

Maternal Cocaine Abuse and Necrotizing Enterocolitis: Outcome and Survival, J Pediatric Surge Apr 1991,26 (4) 414-421;

•

The Management And Survival of Meconium Ileus: A Thirty Year History, Ann Surg Feb 1992, 215 (2) 179-85;

•

Double-Label Maps of Memory, Science Vol 233, Sept 12,1986, Pg 1167 (Cited As Contributor, Reference 51); and

•

Localization Of Tetraphenlporphinesulfonate And Tetracarboxyporphine In Tumor Bearing Mice (Presented At Roswell Park Student Research Program 1980.

In addition, Dr. Del Pin Del Pin is the author of Hanging a Golden Shingle, Self Help Guide to Starting a Medical Practice, Corval Press, Greenwich CT, 2004.

During the past three years, Dr. Del Pin has given lectures on the topic of physician self employment and how to start a medical practice, using her book Golden Shingle, Self Help Guide to Starting a Medical Practice as the template. She has presented her lecture to groups of practicing surgeons, surgical residents, and medical students during their scheduled weekly educational lectures. Dr. Del Pin is an Advanced Trauma Life Support Instructor and has given annual lectures at Westchester Medical Center on the subject of trauma for the last ten years. The lectures were given to other multi-specialty physicians and medical students. In 2000 Dr. Del Pin presented a paper on laparoscopic chlecystectomy that was published in the journal of the Society of Laparoscopic Surgeons.

Additional information relating to Dr, Del Pin can be found on her website at http://www.drdelpin.org/CirriculaVita.htm.

We believe that if the DR SPEAK system functions as designed, it will simplify the entry of patient information and the processing of billing claims by physicians and provide the flexibility for physicians to enter patient data and submission of claims by telephone in approximately five minutes. Because many physicians are often away from their office environment, devoting sufficient time to record billing information is often difficult. The DR SPEAK system has been designed to permit a physician to call via telephone into a computer system with a voice compliant modem and answer some basic questions in natural English. The computer software is designed to store a record of a patient encounter (voice and text), and also generate a bill or claim. When paired with Pro 32 software, Medicare’s preferred electronic billing software, the medical claims can then be submitted to many major insurance carriers electronically.

A test version of the DR SPEAK system was displayed at the 2003 American College of Surgeons Clinical College in Chicago. At that time, the proposed selling price was $5,000. Although Dr. Del Pin has advised us that the concept and operation of the DR SPEAK system appeared to have been generally well received by the attendees, most sales prospects considered the price to be prohibitive and no systems were sold.

In order to significantly reduce the cost of the DR SPEAK system, the underlying architecture of the system has been changed. No hardware will be included with the system and an interactive voice recognition system is now used that is part of the Windows XP operating system. Because the DR SPEAK system is designed to be run on computers utilizing the Windows XP operating system, the system does not copy any part of the Windows XP operating system nor does it constitute a derivative work of any software developed by Microsoft. Accordingly, we neither have nor are we required to have an agreement with Microsoft other than Microsoft’s end user agreement which must be agreed to by each legal user of the Windows XP operating system.

Although we have not yet determined the exact price at which we will offer the DR SPEAK system to prospective customers, we anticipate that it will not exceed $2,000.

Acquisition of Exclusive Rights

We have purchased the exclusive rights to manufacture the DR SPEAK system and sell the DR SPEAK system in the United States from Dr. Del Pin. We also obtained the use of any and all trade names, trademarks and copyrights held by Dr. Del Pin or subsequently acquired by her relating to the DR SPEAK system. The purchase price consisted of 200,000 shares of our common stock and our agreement to pay Dr. Del Pin a royalty of $200 for each sale of a DR SPEAK System made by or on behalf of us. Royalty payments will become due and payable thirty days subsequent to the end of the calendar quarter in which the proceeds of the respective sales are collected by us or on our behalf.

In connection with our acquisition of the exclusive rights, Dr Del Pin has agreed to provide consulting services to us to the extent we request until June 30, 2007. The services to be provided are limited to ten hours per month. We have agreed to reimburse Dr. Del Pin for any expenses incurred by her in rendering the services to us if the expenses are first approved by us.

Our agreement, as amended, with Dr. Del Pin provides that unless we sell a minimum of 250 DR SPEAK systems on or before June 30, 2007 with the minimum of 250 Systems to increase by 20% above the previous twelve month’s minimum for each twelve month period beginning July 1st of each year thereafter, Dr. Del Pin shall have the right to terminate our exclusive rights. If our exclusive rights are terminated because we fail to meet the minimum sales quotas, we may continue to sell the DR SPEAK systems on a non-exclusive basis.

Subsequent to our purchase, we paid $15,000 for the addition of a Simplified Billing Module or SBM to the DR SPEAK system. See “Our Agreements with GetAGeek, Inc.” below.

At the time of our agreement with Dr. Del Pin, her spouse was our president. Accordingly, our agreement with her cannot be considered as being negotiated at arms length. We believe, however, that the terms of the agreement are not less favorable to us than if it had been entered into with a non-affiliated third party.

Reasons for the Development of the DR SPEAK System

General

Dr. Del Pin has advised us that the administration of medical billing is one of the major costs of managing a medical practice. She has found that in her own practice the cost to process each claim averages between $7 to $10.

The cash flow of a medical practice can seriously be affected by reimbursement delays resulting from slow claim processing and claim rejections. Costs of maintaining a medical practice have increased significantly in recent years.

Medical practices that process claims either by paper or electronically generally have several expensive options available:

•

They can employ multiple staff members to process claim forms.

•

They can hire a freelance medical biller, often at a charge of a minimum of 2% of billings.

•

They can hire an outside medical billing service, often at a charge 5% or more of billings.

•

They can pay for medical record transcription often at a cost that exceeds $1 per page.

The Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996 is the code designated as the national standard for reporting medical and dental services. All health and dental claims submitted through Medicaid, Medicare and private insurance plans must be compliant with the Health Insurance Portability and Accountability Act of 1996.

The federal Department of Health and Human Services has regulations implementing the Health Insurance Portability and Accountability Act of 1996 concerning standards for electronic transactions, security and electronic signatures and privacy of individually identifiable health information. These regulations, among other things, require companies to develop security standards for all health information that is used electronically. The proposed regulations impose significant obligations on companies that send or receive electronic health information. Because we will not process any medical information or have access to any medical information, we do not believe that we are subject to the provisions of the Health Insurance Portability and Accountability Act of 1996. The DR SPEAK system has been designed to help its end users comply with these regulations, although any modifications or new regulations cannot be predicted. Because of the encryption of patient information within the DR SPEAK database, only users who properly authenticate themselves will be able to see patient details. Others who may attempt to view patient details directly in the database will not see any patient information due to the encryption. If end users permit unauthorized persons to view the database or improperly disseminate the database or certain portions of the database, they will have violated the Health Insurance Portability and Accountability Act of 1996.

According to Medicare, approximately 92% of physicians currently participate in Medicare. Since October 2003, Medicare has required medical practices with ten or more full-time employees to file claims electronically. We believe that a significant number of relatively small medical practices with a high rate of out-patient servicing do not utilize electronic processing of claims. Those practices who are Medicare providers will be the initial target market for sales of the DR SPEAK SYSTEM.

Human Error

According to Medicare, in 2004, Medicare issued remittance advices in connection with more than 26 million electronically filed claims and 43 million manually filed claims due to incorrect or missing information, which resulted in billions of dollars of late paid claims to doctors and hospitals. Human error is an inherent problem with current medical billing procedures, especially when a staff member other than the physician enters the claim information. The claim information may be based on handwritten notes or transcriptions and are prone to typographical errors. The chance of an error increases with the number of staff members and the processing time involved in handling the claim.

Out-Patient Billing and Information

When outside of their office, many physicians carry complex local and regional fee schedules for different third-party providers. Many must obtain a photocopy of the patient’s insurance card and chart for every visit. Some physicians utilize voice-activated recorders or other electronic devices to collect the patient information but find that they still must manually enter claim information in their offices. Dr. Del Pin has advised us that, if the DR SPEAK system functions as designed, it will significantly reduce the time spent by physicians who currently do not use electronic means to enter patient and billing information into their records.

Development and Testing of the DR SPEAK system

Dr. Del Pin sought a solution to the problems described above, many of which she encountered in her own surgical practice. In January 2002, Dr. Del Pin contracted with GetAGeek, Inc. to create an interactive voice recognition system and supporting database and structures for a telephone-based billing entry system that was later to become the DR SPEAK system. Dr. Del Pin paid GetAGeek $13,650 to develop, test and deploy the 2003 version of DR SPEAK system. GetAGeek first delivered a prototype of the DR SPEAK system to Dr. Del Pin in May 2003. In addition, Dr. Del Pin purchased software licenses at a cost of $2,595 which, at the time, were required to implement the 2003 version of the DR SPEAK system.

Dr. Del Pin began the initial testing of the DR SPEAK system in May, 2003. The test was less successful than hoped. Because of problems encountered during the testing, Dr. Del Pin to the best of her recollection believes only approximately 65% of claim information was entered. Among the problems which arose during the testing were:

•

certain words beginning with a vowel were not recognized

•

certain months were misidentified.

•

dates of birth were not correctly identified

•

numbers such as fifty and twenty were misidentified.

•

some insurance and medical names and terms were not correctly recognized.

•

if insurance information was not already in the official list, the DR SPEAK system did not recognize it.

•

after pushing the pound sign on a touchtone keypad, there was an unacceptable pause before the next entry was requested

•

some sounds were misidentified

•

some diagnosis items were miscoded

•

the voice player experienced technical problems

•

when the DR SPEAK SYSTEM disconnected the user for poor entry, it did not reset for the next call.

•

Data did not import perfectly to Pro 32 software

•

Difficulty with end user telephone and modem connections

Dr. Del Pin has advised us that subsequent to the initial testing, the above-described problems relating to the use of the DR SPEAK system have been corrected to her satisfaction.

From March 1, 2006 through June 30, 2006, Dr. Del Pin and three of her associates conducted beta testing of the system. A beta test is an external test of a pre-production product in order to determine if the product is functional in a breadth of field situations and to find those system faults that are more likely to appear in actual use than in more controlled in-house tests before sale to the general market.

During the course of the beta testing, the following were noted:

•

A section of the system has been designed to allow the caller to state responses to questions in a natural and continuous way. Entire paragraphs of spoken text are attempted to be recognized by the system. The system listens and transcribes as much as it can understand. Some spoken words and the resultant transcribed text appeared in incorrect fields on the computer screen. The error occurred approximately 10% of the time. The error has been corrected in the current version of the system.

•

The date of service in the Notes section of the billing has been shown incorrectly but is recorded to the database correctly. We do not believe that the error is critical, although we intend to correct it in the next release. The error occurred approximately 10% of the time. The error has been corrected in the current version of the system.

•

The system can take from 10-20 seconds before asking for the patient at the beginning of the call. The delay occurred only when the system was first started by the user and would continue for the first three calls. We have eliminated the delay in the current version of the system.

The beta testing resulted in the following suggested enhancements for consideration in development of the next release of the system:

•

Streamlining of the prompts to speed up the call. Allow user to be set to "Express" mode to shorten conversation time on the telephone. The suggested enhancements have been implemented in the current version of the system.

•

When establishing a referring physician related to the note, have the system look up the physician by name recognition. We have decided not to implement the suggested enhancement because we do not believe that it is necessary.

•

If there are dictations for patient notes, define a place within the Administrative Tool (now called Dr Speak Desktop) that shows that notes are to be transcribed. Currently, a user must go into each patient's record to see if there are transcriptions to be done. The suggested enhancement has been implemented in the current version of the system.

•

Because insurance-based reports on the system only take into account primary insurance, a means should be available for reporting on secondary insurance. We have decided not to implement this suggested enhancement because we do not believe that it is necessary.

•

A wider screen for pop-up selection of Procedure and Diagnosis lookups. The suggested enhancement has been implemented in the current version of the system.

•

Implementation of a method for tracking the last time a statement was printed for a patient or claim or the last time the patient/claim was exported to aid the user in determining if and when patients and insurance companies were last billed for a claim or claims. The suggested enhancement has been implemented in the current version of the system.

•

Conversion of reports for multiple providers. The suggested enhancement has been implemented in the current version of the system.

We, in conjunction with Dr. Del Pin, intend to conduct additional beta testing as long as the system is being developed with new or corrective functionality. Because we expect the system to continue to be enhanced and upgraded for at least several years, we intend to test each future version of the system to ensure that new functionality works as intended and that existing functionality and overall system integrity are maintained. Users of the system that may agree to beta test the new or enhanced product will not be compensated other than to the extent they receive the enhanced functionality at no cost. We believe that this practice is generally standard in the software industry.

We believe that the DR SPEAK system is now ready for sale. Dr. Del Pin has advised us that she concurs with our belief.

Because the DR SPEAK system has not been manufactured in commercial quantities or used in any meaningful degree by persons other than Dr. Del Pin and her associates, we cannot assure you that the DR SPEAK system will function as designed or will attain any degree of commercial acceptance.

We have been advised by Dr. Del Pin that she has expended approximately $20,000 in connection with the development of the DR SPEAK system, including professional fees paid or payable to her intellectual property counsel. Dr. Del Pin has further advised us that she expended approximately $13,000 in connection with one trade show at which the DR SPEAK system was exhibited.

Operation of the DR SPEAK System

DR SPEAK users can directly install the software onto their computers in the same manner as many other readily available software programs are installed. Users insert the DR SPEAK disk in their CD drive and the program will load within a few minutes. When the computer is on and the interactive voice recognition system is activated, users may access the computer program by telephone. DR SPEAK does not automatically integrate with existing databases or medical practice programs. Users must either export patient and claim data from their existing program or enter it manually. For electronic claim submission, the Medicare provider user should be licensed independently to utilize the Pro 32 software.

The DR SPEAK system includes the DR SPEAK Desktop application which allows the user to enter and edit data on the DR SPEAK system including patient and insurance records, system parameters, and most importantly, to review, print or export claim data to PC-ACE Pro 32 medical claims for electronic submission to payers.

The voice-recognition training component of the DR SPEAK system is an independent system which is not proprietary to the DR SPEAK system. Microsoft provides a training mini-application as part of the speech engine installed on the Windows XP operating system. By asking the user to read a few pages of selected literature, it extracts recognition settings for the system. The voice training generally requires about 20 minutes to complete. Users can return to the speech engine at any time for additional voice recognition training for more effective recognition .

The appropriate local and regional Medicare fee schedule for each user can be entered by the user. Fee schedules for most private insurance plans are based upon a percentage of the Medicare fee schedule. DR SPEAK allows users to enter the private insurance company fee schedules.

After the system is properly installed in the user’s computer with the included software, the requisite information is entered using the DR SPEAK Desktop application. After completing the voice training program, the system is ready for use by the user.

When the user contacts the DR SPEAK system by telephone, the system will prompt the user for proper user identification and then basic patient demographics. Generally, the user will then identify the date of service, the place of service and procedure and or diagnosis information. The system will save all of the information to its database. DR SPEAK allows up to six procedure codes to be billed on one claim. The user can use keywords to expedite the diagnosis and procedure code fields. DR SPEAK offers an easy-to-use voice-lookup of both diagnosis and procedure codes. DR SPEAK additionally links the procedures to the appropriate local and regional fee schedules to correctly bill.

The following is an illustrative example of the interactive nature of the DR SPEAK system:

DR SPEAK Says	User’s Response	Or Touch Tone
User name please:	Doctor Smith	8888
Pass code:	One two three four	1234
It’s good to hear from you again Doctor Smith.
What is the patient’s 9 digit ID or full name	Doe John	123 456 789
The selected patient is Doe John. Is that correct?	Yes	1
Patient’s date of birth:	May twenty-eighth, nineteen seventy eight	05 28 1978
For patient notes, press 1. To enter a claim press 2. To select another patient, press 3.	Two	2
What was the date of service?	Yesterday
September 22, 2005 , is that correct?	Yes	1
Place of service? (Prompts for user-entered names of places)	Clifton Memorial	11
Clifton Memorial, is that correct?	Yes	1
Using key words, we will now determine the procedure. Say code, if you know the procedure code number.
Procedure key word please.	Code
What is the procedure number?	Three three five one zero	33510
For procedure 33510 Coronary artery bypass, vein only; single coronary venous graft say yes, to hear the next match say no.	Yes	1
We’ll now get some diagnosis key words. Say, code, if you know the diagnosis number.
Diagnosis key word please.	Heart
Heart, is that correct?	Yes
Diagnosis key word please.	Pulmonary
Pulmonary, is that correct?	Yes
For diagnosis 415, Acute pulmonary heart disease, say yes, to hear the next match say no.	Yes
Great.
Would you like to enter a secondary diagnosis?	No
Another procedure?	No
Would you like to select another patient?	No
Thank you for calling.

During the entry of the diagnosis, the DR SPEAK system may not understand one or more of the keywords. The user could answer “no” if the keyword was recognized incorrectly to try it again. DR SPEAK takes each accepted keyword and searches the database of diagnosis or procedure descriptions and attempts to find matches. If the number of matches is greater than five, the DR SPEAK system will ask for another keyword to find an exact match of less than five matches.

If the user had answered “no” to the diagnosis 415 as shown above, DR SPEAK would have gone on to the next diagnosis which also matched the key words. If DR SPEAK cannot locate a match after three attempts, it will record the user’s diagnosis description as an audio file on the computer.

This audio file is then available for playback during the claim review process. When using the DR SPEAK Desktop application to review a claim, any fields on the form where audio was recorded will appear green. The user can then click on that field to hear what was recorded. As an example, when entering the name of a new patient over the telephone, the DR SPEAK system will not understand the name of the patient and will record certain new patient information for later transcribing. New patients can be entered into the system over the telephone or by using the DR SPEAK Desktop application.

We believe that the DR SPEAK system when coupled with Medicare’s Pro 32 software provides a high level of error prevention by seeking to eliminate the primary causes of human error in claims processing through the following measures:

•

Critical responses are telephonically repeated to the user after each step.

•

A hard copy of the responses can be printed for the user to verify claim information.

•

The error prevention already designed into the DR SPEAK Desktop application and Medicare’s Pro 32 software can locate inconsistencies missed during the first two error prevention opportunities.

Electronic Submission Of Claims

Once the data regarding the patient is submitted to the DR SPEAK system, the data fields fill with the appropriate information such as the patient’s name and address, which is encrypted, and health insurance information. In order to submit claims electronically, each claim must be reviewed by the administrator or physician and then checked off as completed. The claim can then be sent to the system’s export bin or printed to be submitted through regular mail.

If the export icon is clicked, a drop down box appears containing the names of all the patients whose information has been sent to the export bin. The user can then click on the patients’ claims to be exported and then run the import process within the Pro 32 application. If there are any errors or adjustments, the Pro 32 software will highlight the fields. Once the claim is “clean,” it is saved for electronic dispatch. When so directed by the user, each claim is electronically sent to the appropriate health insurance company and to Medicare through the Pro 32 software.

Our Agreements with GetAGeek, Inc.

We have entered into an agreement with GetAGeek pursuant to which GetAGeek, as manufacturer, will provide duplication services of our software for distribution to our prospective customers. We will provide blank pre-printed CD ROMS to GetAGeek in connection with the duplication service. GetAGeek will ship printed software documentation as provided by us to be included with a CD ROM enclosed in a binder which will also be provided by us.

GetAGeek will also provide technical support to each of our customers for a period of thirty days after the customer has installed the software. GetAGeek has agreed to provide one dedicated technical support representative for every twenty DR SPEAK systems we sell that subscribe to a service contract beyond the thirty days. We have not yet determined the terms or the price of any service contracts. The technical support will be conducted verbally over the telephone.

We have agreed to pay GetAGeek for its services at the rate of $140 for each DR SPEAK system we sell. Although GetAGeek will not bill us for any additional costs without our prior written approval, unforeseen difficulties, on-site visits, technological feasibility, and third party involvement can and may increase our overall costs.

In September 2005, we entered into an agreement with GetAGeek to add a Simplified Billing Module or SBM to the DR SPEAK system for which we paid $15,000. Because most of our prospective customers have bookkeeping programs which they utilize, the SBM was designed to provide the following limited bookkeeping functions:

•

Post payments to the system including:

o

patient name and account number;

o

payment type (credit card, check or cash);

o

process of payment (regular or insurance payment);

o

check number;

o

amount paid; and

o

attribute to particular bill(s)

•

Print patient statements with basic letterhead automatically generated.

•

Print patient detail in a statement form.

•

Print Date of Service bills and claims on pre-printed CMS-1500 forms.

•

Report Generation including:

o

Outstanding accounts aged up to 120 days from the initial date of the claim;

o

Billing for date range – amount of billing by date range;

o

Account report - all billing history for specific patient account(s); and

o

Insurance Carrier - amount(s) submitted, collected by month and date range.

•

Account Maintenance – allows for specific modification of patient balance and adjustments.

•

Posting adjustments to a bill and the reason for the adjustment.

At the times of our agreements with GetAGeek it was not an affiliate of ours or of any of our affiliates. In August 2006, the president of GetAGeek became our president and one of our directors.

Intellectual Property

On June 10, 2004, Dr. Del Pin filed a patent application for the DR SPEAK system with the United States Patent and Trademark Office. In March 2006, the United States Patent and Trademark Office notified Dr. Del Pin that her application will receive an Office action in approximately 12 months. The claims made in the patent application do not encompass all aspects of the system. For example, a portion of the interactive voice recognition component of the system is part of Microsoft’s Windows XP operating system.

There can be no assurance that any patent will be issued, or if issued, that it will include any meaningful claims. Furthermore, the validity of issued patents is frequently challenged by others. One or more patent applications may have been filed by others previous to Dr. Del Pin’s filing which encompass the same or similar claims. If Dr. Del Pin does not receive a patent which provides adequate protection, we may not be able to manufacture our proposed products in our intended manner.

If a patent is issued, Dr. Del Pin may be unable to protect the patent or to challenge others who may infringe upon a patent. Because many holders of patents of software systems have substantially greater resources than either we or Dr. Del Pin possess and patent litigation is very expensive, neither we nor Dr. Del Pin may have the resources necessary to challenge successfully the validity of patents held by others or withstand claims of infringement or challenges to any patent she may obtain. Even if we are able to fund the litigation and prevail, the cost and management distraction of litigation could have a materially adverse effect on us.

Because software systems developed by others are covered by a large number of patents and patent applications, infringement actions may be instituted against us if we use or are suspected of using technology, processes or other subject matter that is claimed under patents of others. An adverse outcome in any future patent dispute could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using the infringed technology.

In April 2006, the United States Trademark Office issued a trademark registration  for Dr. Del Pin’s trademark “DR SPEAK.”

If trade secrets and other means of protection upon which we or Dr. Del Pin may rely do not adequately protect us, the intellectual property may become available to others. Although we may rely on trade secrets, copyright law, employee and third-party nondisclosure agreements and other protective measures to protect some of our intellectual property, these measures may not provide meaningful protection to us.

Marketing

Our initial target market is the approximately 200,000 physicians in practices with eight or fewer practitioners with a high rate of out-patient servicing. We consider surgeons, cardiologists, radiologists and anesthesiologists in small practices as our optimal target market.

We intend to market the DR SPEAK system to potential customers through multiple strategies. Our primary strategies will be advertising in trade journals and similar publications, attendance at trade shows, telemarketing, direct mail campaigns, and door-to-door canvassing. In connection with our marketing efforts, we intend to focus on establishing the DR SPEAK brand name.

We anticipate that our initial marketing activities will include:

•

Identification of appropriate trade publications that reach U.S. medical practices with eight practitioners or less as well as medical practices who provide out-patient care as fifteen percent or more of their patient visitations;

•

Identification of medical editors at daily newspapers in the tri-state area of New York, New Jersey and Connecticut;

•

Write and distribute a company launch and new technology press release to the identified trade and daily newspapers editors. The release will introduce us as a new software sales company and detail the availability of the DR SPEAK system;

•

Develop supporting press materials including a company profile, product fact sheet and management biographies that can be distributed to media who request additional information as well as handed out at industry trade shows at which we will be exhibiting;

•

Conduct media follow up to secure product placements; and

•

Attend related medical conferences and trade shows

In February 2007,  we attended  a trade show held by Pri-Med: South intended named “  Primary Medicine Today.” During the course of the show, we received approximately 65  inquiries for additional information relating to the DR Speak system. None of the inquiries has resulted in a sale and there can be no assurance that we will make any sales.

We intend to pursue strategic relationships with potential distributors of the DR SPEAK system. Other than as described in Item 6 of this annual report, we have not engaged in any discussions with potential distributors of the DR SPEAK system and we cannot assure you that we will be able to enter into any strategic relationships.

We realize that many, if not all, of our potential customers will not consider purchasing the DR SPEAK system at the time we reach them, but we intend to establish our brand names and software features so that we are on their minds when they begin to look for a system such as DR SPEAK.

We also intend to rely upon potential leads, if any, from customer referrals. We believe that customer referrals can be a significant source of sales of the DR SPEAK system, especially within the medical professional community. Additionally, we may receive leads from our Internet website.

If sufficient funds become available to us, we intend to hire personnel to sell the DR SPEAK system to physicians through personal solicitation at their offices.

As of December 5, 2006, Daniel Elsbree, Northcoast Biomedical, Inc. and Richard Schreiber had made 51, 10 and 5 sales calls, respectively and 8, 4 and 5 demonstrations of the system, respectively, none of which resulted in any sales of the DR SPEAK system.  The offering price of the system was $1,995. We are not aware of any additional sales calls or demonstrations made by any of them.

Mr. Elsbree has advised us that after he demonstrated the system, he found that most of the potential users were impressed with the system’s speed and uniqueness. He also found that the prospects were concerned that there is not an easy way to migrate their current billing system data to the DR SPEAK system. He also reported that the vast majority of the prospects he spoke with currently use the Lytec medical billing software, which is a product of an unaffiliated company. We are presently exploring whether billing system data entered on the Lytec system can be expeditiously exported to the DR SPEAK system. We cannot assure you that we will be successful.

Northcoast Biomedical, Inc. has advised us that it has found that it is difficult to get physicians to change their billing systems even if they are not happy with what they have.

Mr. Schreiber reported that initially the prospects were unclear as to the functionality and overall process and benefit of the DR SPEAK system, although, once explained to them, they became interested in further details. He also reported that the prospects were most interested in the efficiency of the overall process of the system. Mr. Schreiber demonstrated the system to a large nursing organization which initially found that the system was not suitable for it. After discussing the customizable features of the system, the nursing organization appeared to become more interested in the system with respect to streamlining its billing process. The organization told Mr. Schreiber that it is in the process of providing additional requirements for a DR SPEAK system that would meet its “wish list.”

Our initial direct marketing efforts will consist of advertisements and press releases in medical trade journals and attendance at trade shows. Advertisements of the type that we intend to use in the trade journals which we select range in cost from approximately $549 to $7550 per issue. We believe that our cost for exhibiting the DR SPEAK system at a typical trade show will be approximately $5,000 to $20,000. Any additional marketing efforts that we undertake will be dependent upon the amount of funds, if any, available to us for that purpose.

Competition

We are aware of more than 100 companies offering electronic medical billing software. Most do not offer a voice activated feature and also require manual data entry of the claim information that can take up to forty-five minutes per claim to process. There are a small number of voice-activated medical billing programs but they either simply offer a microphone at a computer or a voice activated tape recorder that still has to be transcribed. We do not believe that any of them offers the ease of operation as does the DR SPEAK system and most importantly, the ability to submit claim information over the telephone.

If we are successful in marketing the DR SPEAK system, we expect to encounter intense competition from others. Substantially all of our potential competitors will have significantly greater experience, resources and managerial capabilities than we do and may be able to develop a similar or superior product.

Employees

We have no employees other than our executive officers. To the extent we have sufficient capital, we may seek to hire sales, development and marketing personnel. In addition, if we are successful, we intend to hire a full time chief financial officer.

Item 2.

Description of Property.

Our president has agreed to provide office space to us at no charge through June 30, 2007.

Other than the rights we acquired from Dr. Del Pin as described in Item 1 above, we have no material properties.

Item 3.  Legal Proceedings.

We are not a party to any pending legal proceeding. We are not aware of any such proceeding that a governmental authority is contemplating.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended September 30, 2005 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities.

(a)

Market Information.

There is no public trading market for our common equity.

(b)

Holders.

On March 12, 2007, our common stock was held of record by approximately 30 holders.

(c)

Dividends.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors. In addition, we may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although we have no current plans to do so. Other than financial ability, we have no legal, contractual or corporate constraints against the payment of dividends.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.

Other than pursuant to the employment agreement with Christopher LaRose as described in Item 10 of this annual report, we have no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. The following table relates to the arrangements with Mr. LaRose as of March 12, 2007.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights

Number of shares of common stock remaining available for future issuance other than securities to be issued upon exercise of the outstanding options, warrants and rights disclosed elsewhere in this table.

Equity compensation plans not approved by security holders	-0-	-	416,670
Total	-0-	-	416,670

Registration Statement under the Securities Act of 1933

Our first Registration Statement under the Securities Act of 1933 was declared effective on January 16, 2007. We have not and will not receive any offering proceeds with respect to the securities registered in the registration statement.

Sales of Unregistered Equity Securities

The following information relates to equity securities we sold during the fiscal year ended November 30, 2006 that were not registered under the Securities Act of 1933:

In December 2005, we issued 75,000, 125,000 and 75,000 shares of common stock each to Alfred Cella, Lee Hanover and Martin Horowitz, respectively, for services rendered during the then prior fiscal year as directors, and in the case of Mr. Hanover, as an officer

In August 2006, we entered into a one year employment agreement with Christopher LaRose pursuant to which Mr. LaRose agreed to serve as the registrant’s president and CEO. We agreed to pay Mr. LaRose through the issuance to him of 1,000,008 shares of its common stock at the rate of 83,334 shares per month.

We agreed to issue 5,000 shares of our common stock to Envisionit Media, Inc. for services.

In September 2006, we issued a six month option to Richard Schreiber for the purchase of up to 500,000 shares of our common stock at $.09 per share for services to be rendered.

In September 2006, we issued 50,000 shares of our common stock to Daniel Elsbree in connection with an Independent Sales Representative Agreement.

There were no principal underwriters.

We claimed exemption from the registration provisions of the Securities Act of 1933 with respect to the securities pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The shares were not offered or sold by means of: (i) any advertisement, article, notice or other communication published in any newspaper, magazine or similar medium, or broadcast over television or radio, (ii) any seminar or meeting whose attendees have been invited by any general solicitation or general advertising, or (iii) any other form of general solicitation or advertising and the purchases were made for investment and not with a view to distribution. Each purchaser had the opportunity to inspect and copy all of the registrant’s books, records and other documents.

Issuer Purchases of Equity Securities

No class of our equity securities is registered pursuant to Section 12 of the Securities Act. Of 1934.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this prospectus, particularly under the caption “Risk Factors.”

We have recently employed Christopher LaRose as our president and chief executive officer. Although Mr. LaRose’s duties will not differ from those of our previous president, we made the change primarily because of Mr. LaRose’s technical expertise and intimate familiarity with the DR SPEAK system. Mr. LaRose serves as our president on a full-time basis. As president of GetAGeek, Inc., Mr. LaRose was primarily responsible for the development of the software which constitutes the system. With Mr. LaRose as our president and chief executive officer, we believe that we are in a better position to market the DR SPEAK system and respond to issues that may develop.

Based upon the results of the recently completed beta testing of the system, we believe that the system is now technically ready to be introduced into the marketplace.

In August 2006, we entered into a non-exclusive sales agency agreement with Northcoast Biomedical, Inc. for the state of Ohio. Northcoast will receive a 25% commission on all sales of DR SPEAK systems originated by it if it sells, at our published price schedule. Any sales at discounts below our schedule will be subject to our prior approval and, in such cases, Northcoast’s commission will be reduced by twice the percentage discount. For example, if we discount our scheduled prices by 10%, its commissions would be reduced by 20% to a net of 20%. If it is ever deemed necessary or advisable for us to discount to a point at which it is not profitable for us, no commission will be earned by Northcoast. Either party may terminate the agreement upon ninety days notice to the other party. Northcoast has not sold any systems.

In September 2006, we entered into an independent sales representative agreement with Daniel Elsbree. In connection with the agreement, we issued 50,000 shares of our common stock to Mr. Elsbree and have registered those shares in the registration statement of which this prospectus is a part. Mr. Elsbree has, however, agreed that none of those shares may be sold pursuant to the registration statement prior to the time that he sells a minimum of five DR SPEAK systems on our behalf for which we shall have received full payment. Mr. Elsbree has agreed to use his best efforts to effect sales of the systems during full business time. We have agreed to pay to Mr. Elsbree an amount representing 20% of the sales price received us from the sale of the systems made by him less any returns or allowances. We have provided Mr. Elsbree with a laptop computer to be used by him in demonstrating the system and we have agreed to reimburse him for expenses incurred by him not to exceed $150 during any thirty day period. Mr. Elsbree has not sold any systems.

We intend to seek other sales representatives to offer our product on a commission basis.

Richard Schreiber, one of the selling stockholders, arranged a meeting in Cleveland that was attended by people expressing an interest in marketing our software. Our agreement with Northcoast Biomedical, Inc. was a direct result of the meeting. Mr. Schreiber has advised us that he has begun negotiations on our behalf with the National Association of Subacute and Post Acute Care. He has also has assured us that he will continue to look for strategic alliances with a view toward expanding our market. Because we believe that Mr. Schreiber’s future efforts may become fruitful, we have granted a six month option to him for the purchase of up to 500,000 shares of our common stock at $.09 per share. We have found Mr. Schreiber to be helpful to us in the past and we expect that he will continue to be so.

We have spent approximately $10,500 on marketing. The expenditures were for the purchase of two laptop computers to be used for demonstrating the DR SPEAK system, travel expenses for Messrs. Elsbree and LaRose, payment to Envisionit Media, Inc. for our website, publication of a press release and attendance at a trade show. We intend to utilize an additional amount of  approximately $15,000 of our funds to engage in a limited marketing plan. The limited marketing plan, which will remain in effect for approximately four months, will consist primarily of the following:

•

advertising in industry publications for which we intend to spend approximately $7,000. Among the publications in which we are considering for advertisements of the DR SPEAK system are Physicians Practice, Medical Economics, and AAMI Journal;

•

attendance at a semi-annual conference for the American College of Surgeons in 2007 at a cost of approximately $5,000;

•

attendance at the trade show of the American College of Physicians at a cost of approximately $5,000; and

•

attendance at an additional trade show that we have not yet selected.

We had planned to attend a semi-annual conference for the American College of Surgeons in October 2006. We decided, however, to defer our attendance primarily because we wanted to first complete the recent revisions to the DR SPEAK system, which we have now done.

We issued a press release in November 2006 relating to the availability for sale of the DR SPEAK system. We have not received any significant response fro the press release although we believe that it generally takes approximately one to three months for press releases to appear in industry publications.

Envisionit Media, Inc. has designed a website which we intend to utilize to offer the DR SPEAK system for sale. We also intend to utilize the website for customer and technical support and to make any patches or improvements that we may development available for downloading. We have paid Envisionit Media, Inc. $2,500 and 5,000 shares of our common stock.

When we  filed our initial pre-effective registration statement with the Securities and Exchange Commission in February 2006, we intended to expend a substantial portion of our available funds on marketing the DR SPEAK system after the completion of  beta testing. At that time, we expected  an earlier completion date of the beta testing. Because, however, the beta testing has recently been completed, we are just beginning to expend significant funds on marketing activities and have enough available funds to complete our limited marketing plan as described above. In addition we do not pay any rent or cash executive compensation. Accordingly, even in the absence of sales revenues or the receipt of additional capital, we believe that we have sufficient funds to remain in business through July 2007.

We intend to seek additional funds through the private sale of equity securities. We intend to use the net proceeds to increase our marketing activities and to pay as yet an undetermined cash salary to our president. Our proposed increased marketing activities include attendance at more trade shows and the placement of more and larger advertisements in trade publications. In addition, if our capital resources permit, we intend to hire a full time salesperson, who among other activities, would engage in direct solicitations at physicians’ offices. We have received no commitment for additional capital and there can be no assurance that we will be able to acquire additional capital on terms not unfavorable to us, if at all.

Regardless of the amount of funds available to us for marketing, we intend to pursue strategic alliances with complementary businesses in an effort to enter medical offices. The complementary businesses we intend to solicit are those that have developed and maintain marketing channels to our potential customers. Examples of those businesses are sellers of office supplies, medical record software and medical billing software. If we are successful in creating strategic alliances, we would be able to take advantage of one or more existing sales forces without the payment of any amounts other than commissions based upon sales.

The strategic alliances that we intend to pursue relate to the inclusion of the DR SPEAK system in the product lines of complementary businesses.

Our target complementary businesses are companies that:

•

Offer software or systems that lack a medical billing function and have an existing client base of 50 or more;

•

Directly sell products or services to medical offices having not more than five physicians; and

•

Provide end-user support and/or installation services for products they have sold.

We believe that complementary businesses could benefit by selling their existing clients the DR SPEAK system and receiving commissions based upon the sales. We further believe that establishing strategic alliances with complementary businesses can increase the exposure and brand recognition of the DR SPEAK system which, in turn, could positively affect our sales of the system. We have not begun any negotiations with complementary businesses. with the exception of Northcoast Biomedical, Inc. which provides medical equipment to physicians. We expect to begin discussions with other complementary businesses prior to the end of 2006.

We do not intend to engage in any product research or development or purchase or sell plant or significant equipment during the next twelve months. We expect that any further development of the DR SPEAK system will be done by GetAGeek, Inc. at no cost to us.

If the DR SPEAK systems functions as we anticipate and we realize significant revenues, we expect to hire two full time employees.

We have no off-balance sheet arrangements.

Item 7.

Financial Statements.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2006

AND

THE PERIOD APRIL 5, 2005 (INCEPTION)

TO NOVEMBER 30, 2006

Table of Contents

Report of Independent Registered Public Accounting Firm

F 1

Consolidated Balance Sheets

F 2

Consolidated Statements of Operations

F 3

Consolidated Statements of Cash Flows

F 4

Consolidated Statements of Stockholders’ Equity

F 5

Notes to Consolidated Financial Statements

F 6

MEYLER & COMPANY, LLC

CERTIFIED PUBLIC ACCOUNTANTS

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors

   and Stockholders

Physicians Remote Solutions, Inc. and Subsidiary

Tinton Falls, NJ 07724

We have audited the accompanying consolidated balance sheets of Physicians Remote Solutions, Inc. and Subsidiary (a Development Stage Enterprise) as of November 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended November 30, 2006, the period April 5, 2005 (inception) to November 30, 2005, and the cumulative period April 5, 2005 (inception) to November 30, 2006.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Physicians Remote Solutions, Inc. and Subsidiary (a Development Stage Enterprise) as of November 30, 2006 and 2005, and the results of its operations and its cash flows for the year ended November 30, 2006, the period April 5, 2005 (inception) to November 30, 2005, and the cumulative period April 5, 2005 (inception) to November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A of the notes to the consolidated financial statements, the Company is newly incorporated and to date has had no operating activities.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans, in regard to subsequent operating activities, are also described in Note A.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

 /s/ Meyler & Company, LLC

Middletown, NJ

February 28, 2007

CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30, 2006	November 30, 2005
Current Assets		
Cash	$ 27,329	$ 67,269
OTHER ASSETS		
Licensing rights, net of amortization	9,091	20,000
Computer and computer equipment, net of accumulated depreciation	1,120	
Total Assets	$ 37,540	$ 87,269

LIABILITIES AND STOCKHOLDERS' EQUITY

	November 30, 2006	November 30, 2005
LIABILITIES		
Payable to stockholder	$ -	$ 1,000
Accrued expenses	17,818	7,500
	17,818	8,500
Stockholder's Equity		
Common stock, authorized 100,000,000 shares; par value $0.00001; 11,158,336 and 10,775,000 shares issued and outstanding at November 30, 2006 and November 30, 2005	112	108
Subscription receivable	-	(2,000)
Additional paid-in-capital	145,099	90,769
Deficit accumulated during development stage	(125,489)	(10,108)
Total Stockholders' Equity	19,722	78,769
Total Liabilities and Stockholders' Equity	$ 37,540	$ 87,269

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November 30, 2006	For the Period April 5, 2005 (Inception) to November 30, 2005	For the Period April 5, 2005 (Inception) to November 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$ (115,381)	$ (10,108)	$ (125,489)
Adjustments to reconcile net loss to net cash from operating activities:			
Non-cash items:			
Stock based compensation	54,334	93	54,427
Depreciation and amortization	11,081		11,081
Change in assets and liabilities-			
Increase in accrued expenses	10,318	$7,500	17,818
Net cash used in operating activities	(39,648)	(2,515)	(42,163)
CASH FLOWS FROM INVESTING ACTIVITIES			
Purchase of computer and computer equipment	(1,292)		(1,292)
Net cash used in investing activities	(1,292)	-	(1,292)
CASH FLOWS FROM FINANCING ACTIVITIES			
Issuance of common stock in private placement, net of registration costs		70,700	70,700
Capital contribution		84	84
Subscription receivable	2,000	(2,000)	-
Payable to shareholder	(1,000)	1,000	-
Net cash provided by financing activities	1,000	69,784	70,784
Net increase (decrease) in cash	(39,940)	67,269	27,329
CASH AT BEGINNING OF PERIOD	67,269		
CASH AT END OF PERIOD	$ 27,329	$ 67,269	$ 27,329
SUPPLEMENTAL CASH FLOW DISCLOSURES			
Issuance of 166,668 shares of common stock as stock based compensation	33,334	93	33,427
Issuance of 50,000 shares of common stock as stock based compensation	5,000		5,000
Fair value of option issued	16,000		16,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended November 30, 2006

	Common Stock		Subscription	Additional	Deficit Accumulated	Total
	Shares	Amount	Receivable	Paid in Capital	During Development Stage	Stockholders' Equity
Issuance of common stock at par	9,275,000	$93				$93
Issuance of common stock at $.10 per share to acquire licensing rights	200,000	2		$19,998		20,000
Issuance of common stock in connection with private placement at $0.10 per share, net of expenses	1,000,000	10	($2,000)	70,690		68,700
Issuance of common stock in connection with commissions to sell common stock in private placement at $.10 per share	300,000	3		(3)		
Contribution of cash				84		84
Net loss for the period ended November 30, 2005					($10,108)	(10,108)
Balance, November 30, 2005	10,775,000	108	(2,000)	90,769	(10,108)	78,769
Receipt of subscription receivable			2,000			2,000
Issuance of stock to President for services at $0.10 per share	333,336	3		33,331		33,334
Issuance of stock to Consultant for services at $0.10 per share	50,000	1		4,999		5,000
Fair value of option issued to indvidual				16,000		16,000
Net loss for the year ended November 30, 2006					(115,381)	(115,381)
Balance, November 30, 2006	11,158,336	112	-	145,099	(125,489)	19,722

See accompanying notes to consolidated financial statements.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

NOTE A– ORGANIZATION

Physicians Remote Solutions, Inc. (the Company), a development stage enterprise, was organized under the laws of Florida corporation on April 5, 2005.  The accompanying financial statements also include the accounts of VoxTech Products, Inc., its wholly-owned subsidiary.  All significant intercompany transactions have been eliminated.  The Company has the exclusive rights to manufacture and sell a telephone based voice activated billing and records entry system known as DR. SPEAK, designed for use by physicians.

To date, the Company has had no revenues.  Expenses incurred to date have been for administration and testing and development of DR. SPEAK.  The Company has raised $68,700, net of related legal and finders fees, as part of a Private Placement.

Risks and Uncertainties

Factors that could affect the Company’s future operating results and cause future results to vary materially from expectations include, but are not limited to, inability to complete the development and marketing of  DR. SPEAK, inability to control expenses, industry competition, changes in its relationship with related parties providing operating services to the Company, and uncertain economic conditions.  Negative developments in these or other risk factors could have a material adverse affect on the Company’s future financial position, results of operations and cash flows.

Control by Principal Stockholders

The principal stockholders owned 7,642,000, approximately 68%, of the outstanding shares of the Company at November 30, 2006.  Accordingly, the stockholders have the ability to control the approval of most corporate actions including increasing the authorized capital stock of the Company and dissolution, merger, or sale of the Company’s assets.

Going Concern and Management’s Plans

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $125,489 since inception. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenues through operations. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at November 30, 2006 or 2005.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business.  The carrying values of cash equivalents, intangible assets, and receivable from shareholder approximate their fair value.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes.  Actual results could differ from those estimates.

Income Taxes

The Company follows Financial Accounting Standards No. 109 (SFAS No. 109).  Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards.  SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Income tax provisions require the use of management judgments, which are subject to challenge by various taxing authorities.  Significant estimates used in accounting for income taxes relate to determination of taxable income and the determination of temporary differences between book and tax bases.  No income tax provision has been made by the Company due to its operating losses for the periods presented.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period.  Although there were common stock equivalents outstanding at November 30, 2006, they were not included in the calculation of earnings per share because they would have been considered antidilutive

Stock-Based Compensation

SFAS No. 123(R), which is a revision of the SFAS 123, “Accounting for Stock-Based Compensation”, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.  SFAS No. 123R requires employee compensation expense to be recorded using the fair value method.  The Company does not presently have any stock based compensation plans.

The Company accounts for stock issued for services using the fair value method. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

Research and development costs are charged to expense as incurred.

Intangible Asset

Licensing Rights are amortized over their estimated useful life which is the term of the licensing agreement.

Computer and Computer Equipment

Computer and computer equipment are depreciated over their estimated useful life of five years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets.

Reclassifications

Certain amounts in the 2005 financial statements were reclassified to conform to the 2006 presentation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008.  The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended November 30, 2006.  Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE C – RELATED PARTY TRANSACTIONS

The DR. SPEAK system was acquired from the spouse of the former President of the Company pursuant to an Asset and Rights Purchase Agreement.  The Company issued 200,000 shares of its common stock and further agreed to pay a royalty of $200 for each DR SPEAK System made by or on behalf of the Company.  Royalty payments will become due and payable thirty days subsequent to the end of the calendar quarter in which the proceeds of the respective sales are collected by the Company or on its behalf.  The acquired intangible rights are recorded at $20,000 which is the value of the shares issued and are being amortized over the term of the agreement (22 months) beginning December 1, 2005.  Amortization expense for the year ended November 30, 2006 was $10,909.  Estimated amortization expense for the year ended November 30, 2007 is $9,091.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”, the royalty agreement and intangible rights will be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Subsequent to entering the royalty agreement, the Company signed an agreement for development of software for DR. SPEAK.  The Company agreed to pay $15,000 for enhancement of this software. The Company incurred $7,500 in the period ended November 30, 2005 and $7,500 in the year ended November 30, 2006.  These amounts are reflected in the Statement of Operations as Research and Development.  The Company also agreed to pay a royalty of $140 to the software developer for each DR. SPEAK sold.

Under the terms of an Asset and Rights Purchase Agreement amended in January 2006 with the spouse of the Company’s former President, unless the Company sells a minimum of 250 DR SPEAK systems on or before June 30, 2007 with the minimum of 250 Systems to increase by 20% above the previous twelve month’s minimum for each twelve month period beginning July 1st of each year thereafter, the spouse of the former President shall have the right to terminate the Company’s exclusive rights.  If the exclusive rights are terminated because the Company fails to meet the minimum sales quotas, the Company may continue to sell the DR SPEAK systems on a non-exclusive basis.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

The spouse of the former President of the Company agreed to provide consulting services to the Company as the Company requests until June 30, 2007.  The services to be provided are limited to ten hours per month. The Company has agreed to reimburse the spouse of the former President for any expenses incurred in rendering these services provided such expenses are first approved by the Company.

The Payable to Shareholder at November 30, 2005 was an amount due to a principal shareholder upon payment of the Subscription Receivable. Subsequent to November 30, 2005, the subscription receivable was received and the shareholder was paid.

Legal fees of $10,000 in connection with the Private Placement were paid to an affiliate of a shareholder of the Company and recorded as a reduction of Additional paid-in-capital.

During the year ended November 30, 2006, certain proceeds from the sale of common stock made by shareholders were deposited in the Company’s bank account.  All amounts have been disbursed and the Company did not incur any expenses related to these transactions.

During the year ended November 30, 2006, the Company incurred legal fees of $10,142 with a law firm affiliated with a shareholder of the Company.  These amounts were expensed and included in accrued expenses.

NOTE D – STOCKHOLDERS’ EQUITY

On April 6, 2005, the Company issued 9,000,000 shares of common stock to the founders of the Company at par.  Shortly thereafter, the Company issued an aggregate of 275,000 shares of common stock to six officers and directors of the Company at par.  The fair value of the shares issued to the founders and directors was nominal as the Company had no assets or operations at the time of their issuance.  These shares were thus recorded at their par value and reflected as Stock Based Compensation in the Statement of Operations.  On September 10, 2005, the Company entered into an agreement with the spouse of the Company’s former President to acquire the exclusive marketing rights of DR. SPEAK in exchange for 200,000 shares of common stock valued at $0.10 per share plus royalties.  The fair value of the shares issued to the spouse of the Company’s former President was determined to be $0.10 per share as it corresponded to the price of the common stock issued in a private placement shortly thereafter.  In October and November of 2005, the Company issued 980,000 shares and accepted a subscription for an additional 20,000 shares of common stock at $0.10 per share in a private placement.  Expenses of $21,800 consisting primarily of legal and cash finders fees were recorded as a reduction of additional paid-in-capital.  In connection with the private placement, the Company issued 300,000 shares at $0.10 per share in additional finders fees.  All shares issued were fully vested at their time of issuance and had no applicable terms.

On September 5, 2006, the Company entered into an independent sales representation agreement with an individual which requires the Company to pay the individual an amount representing 20% of the sales price of the units sold less any returns and allowances.  The Company also issued this individual 50,000 shares of its common stock as compensation.  The shares were valued at $0.10 per share.  Accordingly, stock based compensation of $5,000 was recorded.

In September of 2006, the Company entered into an agreement with a vendor to develop the Company’s website.  The Company paid $2,500 and is obligated to issue 5,000 shares of its common stock upon completion of the website.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

The Company has issued a six month option to an individual which allows the individual to purchase 500,000 shares of the Company’s common stock at $0.09 per share.  The fair value of the option granted was determined to be $16,000, which was recorded as stock based compensation.  The fair value of the option was determined using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate

4.75%

Volatility

100%

Expected life

6 months

Dividend yield

0%

NOTE E– FIXED ASSETS

Computer and computer related equipment is comprised of the following:

November 30, 2006
Computer and computer related equipment	$ 1,292
Less: accumulated depreciation	(172)
$ 1,120

Depreciation expense of $172 is included in Depreciation and amortization for the year ended November 30, 2006.

NOTE F – LICENSING RIGHTS

Licensing rights are comprised of the following:

	November 30, 2006	November 30, 2005
Licensing rights	$ 20,000	$ 20,000
Less: Accumulated amortization	(10,909)
	9,091	$ 20,000

Amortization expense of $10,909 is included in Depreciation and amortization for the year ended November 30, 2006.

NOTE G – EMPLOYMENT AGREEMENT WITH PRESIDENT AND CEO

In August 2006, the Company entered into a one year employment agreement with an individual to serve as the Company’s new President and CEO. The new President and CEO is also the President of Get-a-Geek, Inc., which developed the software for DR. SPEAK and is entitled to royalties of $140 for each unit of DR. SPEAK sold by the Company (See Note C).  The Company will pay the new President and CEO by the issuance of 1,000,008 shares of common stock at the rate of 83,334 shares per month.  The Company will recognize these shares as stock based compensation over the life of the employment contract.  For the year ended November 30, 2006, 333,336 shares had been issued under the employment contract.  These shares were valued at $0.10 per share.  Accordingly, stock based compensation of $33,334 was recognized for the year ended November 30, 2006.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

NOTE G – EMPLOYMENT AGREEMENT WITH PRESIDENT AND CEO (Continued)

The Company further agreed that, not later than January 31, 2007, the Company’s Board of Directors will review the terms of the employment agreement to determine whether the President and CEO shall also be entitled to receive cash compensation. The determination is to be based primarily upon the performance of the President and CEO and the Company’s financial condition and prospects.  To date, the Company’s Board of Directors has yet to review the terms of the employment agreement.

In lieu of the compensation that the President and CEO is otherwise entitled to receive, he may elect to be compensated in cash on a weekly basis at the highest minimum wage which he would be entitled to receive under applicable federal and state law.  To date, the President and CEO has not made this election.

NOTE H – INCOME TAXES

For the years ended November 30, 2006 and 2005, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through November 30, 2006, the Company has net operating loss carryforwards of $115,381.  These carry forwards expire through 2026.

In relation to the net operating loss carryforwards, the Company recognized deferred tax assets of $40,383 at November 30, 2006.  Since the Company is dependent on future taxable income to realize this deferred tax asset, which is uncertain, the Company has recorded an equal valuation allowance of $40,383.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.

Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2005. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8A(T)

Not applicable.

Item 8B. Other Information.

No information is required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-KSB which has not been reported.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

I.

Directors, Executive Officers and Significant Employees

The following are our directors and executive officers. We have no other significant employees.  Each director holds such position until the next annual meeting of our shareholders and until his respective successor has been elected and qualifies.

Name	Age	Positions
Christopher LaRose	44	President, Chief Executive Officer and Director
Gary Cella	49	Director.
Lee Hanover	44	Vice President, Secretary and Director
Alfred Cella	75	Treasurer and Director
Martin Horowitz	48	Director

Any of our directors may be removed with or without cause at any time by the vote of the holders of not less than a majority of our then outstanding common stock. Officers are elected annually by the Board of Directors. Any of our officers may be removed with or without cause at any time by our Board of Directors.

Christopher LaRose has been president, chief executive officer and a director since August 2006. For more than five years, Mr. LaRose has been the president of GetAGeek, Inc. GetAGeek provides consulting including electronic election services for The American Arbitration Association. Mr. LaRose was the Vice President of software development and computer systems at Shareholder Communications Corp. from 1995 through 1999.

Gary Cella has been a director since April 2005 and our president from that time until August 2006. Mr. Cella is one of our founders. Since February 2007, Mr. Cella has been Executive Director–Corporate Development of Turnaround Partners, Inc. For more than five years, he has been a self employed marketing and sales consultant. Mr. Cella’s consulting services to his clients have included advice on marketing, advertising, product and market expansion and sources of capital. From April 2001 to December 2003, Mr. Cella was the president of New England Acquisitions, Inc. which unsuccessfully sought to market medical devices and personal care products. From 2000 to 2002 , Mr. Cella was a vice president, secretary, treasurer and a member of the Board of Directors of Accelerated Globalization, Inc., a development stage company which sought to provide strategic business solutions to small and middle sized companies seeking to expand their markets to other portions of the world. Mr. Cella believes that Accelerated Globalization, Inc. ceased doing business subsequent to 2002.

Lee Hanover has been our vice president, secretary and a director since June 2005. Since November 2005, Mr. Hanover has been employed by Lerner, Cumbo & Associates and subsequently by NAC Marketing as an incoming telephone sales representative. Between June 2004 and November 2005, Mr. Hanover’s only employment was as our vice president and secretary, which is a part time position. From February 1990 to June 2004, Mr. Hanover was a credit card customer specialist with JP Morgan/Chase.

Alfred Cella has been our treasurer and a director since June 2005 which is a part time position. For more than five years Mr. Cella has been the President and General Partner of Indian Head Stables, a small syndicator of thoroughbred horses. Mr. Cella’s duties and responsibilities include investigating the breeding and the physical makeup of horses to determine if a particular horse is a candidate for purchase and syndication and overseeing daily operations which include choosing a trainer, billing and collecting the expenses and disbursing any winnings.

Martin Horowitz has been a director since June 2005. For more than five years, he has been a self employed computer consultant. Since October 2002, Mr. Horowitz has been an independent technology consultant at the Boeing Corporation and prior to that time and from 1999 at Telephonics Corporation. Mr. Horowitz’s duties and responsibilities at Boeing have included the development of software for the Advanced Wireless Open Data System maintenance flight data recorder for the C-17 aircraft. Mr. Horowitz is presently involved with development of a fleet deployment strategy for the Advanced Wireless Open Data System. Mr. Horowitz’s hours at Boeing has varied.

Alfred Cella is Gary Cella’s father. Lee Hanover and Martin Horowitz are brothers.

None of the following events occurred during the past five years that is material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because, based upon our small size and scarcity of assets, we believe that there is no need to do so.

Item 10.

Executive Compensation

Summary Compensation Table

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the following for all services rendered in all capacities to us: all individuals serving as our chief executive officer (CEO) or acting in a similar capacity during the fiscal year ended November 30, 2005 and November 30, 2006, regardless of compensation level (the “Named Executive Officers”). None of our other executive officers who were serving as executive officers at November 30, 2006 had a total annual salary and bonus in excess of $100,000. There were no individuals for whom disclosure would have been provided pursuant to this paragraph but for the fact that the individual was not serving as an executive officer of us on November 30, 2006 and whose total annual salary and bonus, as so determined, was in excess of $100,000:

Name and Principal Position	Fiscal Year	Compensation
Christopher LaRose – President and CEO	2006	$33,334
Gary Cella – President and CEO	2006	-0-
Gary Cella – President and CEO	2005	$45

The above table reflects the issuance by us in April 2005 of 4,500,000 shares to Gary Cella for nominal organizational services rendered to us. The amount in the table is the aggregate par value of the shares. At the time of the issuance we had no assets or operations. If the shares were to be valued at $.10 per share, which is the price per share which was our offering price for 100,000 shares that we sold more than six months after the issuance of the shares to Mr. Cella, Mr. Cella’s shares would have had a value of $450,000. Gary Cella served as our president without any cash compensation from April 2005 until August 2006.

No perquisites and other personal benefits, securities or property were paid or given by us to Gary Cella during the period set forth in the table. The aggregate amount of any perquisites and other personal benefits, securities or property paid or given by us to any of the Named Executive Officers in any of the fiscal years set forth above was less than 10% of the total of annual salary of the respective Named Executive Officer.

During the fiscal year November 30, 2006, we did not adjust or amend the exercise price of stock options previously awarded to any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means.

In August 2006, we entered into a one year employment agreement with Christopher LaRose pursuant to which Mr. LaRose agreed to serve as our president and CEO. We agreed to pay Mr. LaRose through the issuance to him of 1,000,008 shares of our common stock at the rate of 83,334 shares per month. We have further agreed that our Board of Directors will review the terms of the employment agreement to determine whether Mr. LaRose shall also be entitled to receive cash compensation. The determination is to be based primarily upon Mr. LaRose’s performance and our then financial condition and prospects. In lieu of the compensation that Mr. LaRose is otherwise entitled to receive, he may elect to be compensated in cash on a weekly basis at the highest minimum wage which he would be entitled to receive under applicable federal and state law. As of the date of this annual Report, Mr. LaRose had not made that election. The above table reflects the issuance by us of an aggregate of 333,336 shares to Mr. LaRose for services rendered to us during the fiscal year ended November 30, 2006. The shares were valued at $.10 per share. Mr. LaRose has earned 583,338 shares through January 2007 which have an aggregate value of $58,339 based upon $.10 per share.

We have issued 50,000 shares to Lee Hanover for acting as an executive officer. The fair value of the shares was nominal as we had no assets or operations at the time of the issuance. The compensation of our executive officers will be determined by our Board of Directors.

Other than as described above, we have no other agreements relating to compensation with our executive officers.

We have issued 75,000 shares each to Alfred Cella, Lee Hanover and Martin Horowitz for serving on our Board of Directors. We have no other arrangements to compensate our directors in such capacity.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Reference is made to our response to Item 5(d) above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 12, 2007 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of any class of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Approximate Percent of Class (2)
Gary Cella 5 Ridge Road Cos Cob, CT 06807	3,821,000 (3)	34% (3)
Jonathan B. Reisman 6975 NW 62nd Terrace Parkland, FL 33067	3,721,000	33%
Christopher LaRose 64 Secretariat Court Tinton Falls, NJ 07724	583,338 (4)	5%
Richard Schreiber 5346 Chickadee Lane Lyndhurst, OH 44124	623,000 (5)	5% (5)
Lee Hanover 11 Pam Drive Commack, NY 11725	125,000	1%
Alfred Cella 25 Barn Swallow Court Manorville, NY 11949	75,000	1%
Martin Horowitz 3461 Val Verde Avenue Long Beach, CA 90808	175,000	2%
Officers and directors as a Group (5 persons) (6)	4,779,338	42%

_________________

(1)

Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)

For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

(3)

Includes 200,000 shares owned by Dr. Del Pin, Mr. Cella’s spouse, as to which shares Mr. Cella disclaims any beneficial interest.

(4)

Does not include 416,670  shares that Mr. LaRose is entitled to receive more than sixty days from the above date pursuant to his Employment Agreement with us.

(5)

Includes 500,000 shares that Mr. Schreiber may acquire upon exercise of an option.

(6)

See notes above.

Item 12.

Certain Relationships and Related Transactions.

During our fiscal year ended November 30, 2006, we compensated Dr. Christina Del Pin $3,500 for her services in connection with the beta testing of the DR Speak system.

We paid legal fees of $10,412 to an affiliate of Jonathan B. Reisman and expect to pay additional legal fees to such affiliate.

Reference is made to Note D to Notes to Consolidated Financial Statements contained elsewhere in this annual report.

Other than as set forth in this Annual Report, there have been no transactions since the beginning of our last fiscal year or any currently proposed transaction in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•

Any of our directors or executive officers;

•

Any immediate family member of any of our directors or executive officers which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director or executive officer and any person (other than a tenant or employee) sharing the household of such director or executive officer or nominee;

•

Any security holder named in Item 11 of this Annual Report or any immediate family member of any such security holder who was in any of the following categories when a transaction in which such person had a direct or indirect material interest occurred or existed:

Item 13.

Exhibits.

Exhibit Number	Description
3.01	Articles of Incorporation. (1)
3.02	Bylaws. (1)
4.01	Form of Specimen Stock Certificate for the registrant’s Common Stock. (1)
10.01	Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.02	Amendment of January 25, 2006 to Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.03	Services Agreement of June 12, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.04	Development Agreement of September 26, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.06	Employment Agreement as of August 1, 2006 by and between the registrant and Christopher LaRose. (2) (4)
10.07	Non-Exclusive Sales Agreement of August 14, 2006 between Voxtech Products, Inc. and Northcoast Biomedical, Inc. (2)
10.08	Independent Sales Representative Agreement of September 5, 2006 by and between Voxtech Products, Inc., the registrant and Daniel P. Elsbree. (2)
31.1	Rule 13a-14(a) Certification of Christopher Larose. (3)
31.2	Rule 13a-14(a) Certification of Alfred Cella. (3)
32.1	Section 1350 Certification of Christopher LaRose (3)
32.2	Section 1350 Certification of Alfred Cella (3)

_________________

(1)

Filed as an exhibit to our registration statement on Form SB-2 and hereby  incorporated by reference.

(2)

Filed as an exhibit to Amendment No. 2 to our registration statement on Form SB-2 and hereby incorporated by reference.

(3) Filed herewith.

(4) Management contract or compensatory plan or arrangement

Item 14.

Principal Accountant Fee and Services.

Audit Fees

The aggregate fees billed for our fiscal years ended November 30, 2006 and November 30, 2005 for professional services rendered by the principal accountants for the audit of our annual financial statements for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $14,000 and $7,500, respectively. We do not have an audit committee.

Audit-Related Fees

No amounts were billed in either of our fiscal years ended November 30, 2006 and November 30, 2005 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees” above.

Tax Fees

No fees billed in either of our fiscal years ended November 30, 2006 and November 30, 2005 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning.

All Other Fees

No fees were billed in either of our fiscal years ended November 30, 2006 and November 30, 2005 for products and services provided by the principal accountants, other than the services reported above in this Item 14.

None of the hours expended on the principal accountant’s engagement to audit our financial statements for the fiscal year ended November 30, 2006, were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2007	PHYSICIANS REMOTE SOLUTIONS, INC. By: /s/ Christopher LaRose Christopher LaRose President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Christopher LaRose Christopher LaRose	Principal Executive Officer, Director	March 13, 2007
/s/ Alfred Cella Alfred Cella	Principal Financial Officer, Principal Accounting Officer and Director	March 13, 2007
/s/ Gary Cella Gary Cella	Director	March 13, 2007
/s/Lee Hanover Lee Hanover	Director	March 13, 2007
________________ Martin Horowitz	Director