Form 10QSB
period 2007-02-28
Physicians Remote Solutions, Inc.
filed 2007-04-16
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-QSB

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-131599

Physicians Remote Solutions, Inc.

(Exact name of small business issuer as specified in it’s charter)

Florida

(State or other jurisdiction of incorporation or organization)

22-3914075
(I.R.S. Employer Identification No.)

64 Secretariat Court

Tinton Falls, New Jersey 07724

(Address of principal executive offices)

(732) 676-6030
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X       No _ _ _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes           No    X

APPLICABLE ONLY TO CORPORATE ISSUERS

On April 13, 2007 there were 11,249,472 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28,	November 30,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$ 19,196	$ 27,329

OTHER ASSETS
Licensing rights, net of amortization	6,364	9,091
Computer and computer equipment,
net of accumulated depreciation	1,054	1,120

Total Assets	$ 26,614	$ 37,540

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued expenses	14,343	17,818
	14,343	17,818
STOCKHOLDERS’ EQUITY
Common stock, authorized 100,000,000 shares;
par value $0.00001; 11,408,337 and 11,158,336 shares issued and outstanding at
February 28, 2007 and November 30, 2006	115	112
Subscription receivable	-	-
Additional paid-in-capital	170,096	145,099
Deficit accumulated during development stage	(157,940)	(125,489)
Total Stockholders’ Equity	12,271	19,722

Total Liabilities and Stockholders’ Equity	$ 26,614	$ 37,540

See accompanying notes to consolidated financial statements.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	Three Months	Three Months	April 5, 2005
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
COSTS AND EXPENSES
Research and development	-	$ 12,115	$ 19,615
Depreciation and amortization	$ 2,793	2,727	13,874
Other expenses	29,658	4,249	124,451

Total Costs and Expenses	32,451	19,091	157,940

NET LOSS	$ (32,451)	$ (19,091)	$ (157,940)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	($0.01)	($0.01)	($0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING	11,249,472	10,775,000	9,678,091

See accompanying notes to consolidated financial statements.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	For the Period April 5, 2005
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (32,451)	$ (19,091)	$ (157,940)
Adjustments to reconcile net loss to net cash
from operating activities:
Non-cash items:
Stock based compensation	25,000	-	79,427
Depreciation and amortization	2,793	2,727	13,874
Change in assets and liabilities-
Increase in accrued expenses	(3,475)	(7,500)	14,343
Net cash used in operating activities	(8,133)	(23,864)	(50,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer and computer equipment	-	-	(1,292)
Net cash used in investing activities	-	-	(1,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock in private placement, net of registration costs			70,700
Capital contribution			84
Subscription receivable		2,000	-
Payable to shareholder		(1,000)	-
Net cash provided by financing activities	-	1,000	70,784

NET INCREASE (DECREASE) IN CASH	(8,133)	(22,864)	19,196

CASH AT BEGINNING OF PERIOD	27,329	67,269	-

CASH AT END OF PERIOD	$ 19,196	$ 44,405	$ 19,196

SUPPLEMENTAL CASH FLOW DISCLOSURES
Issuance of shares of common stock as
stock based compensation	25,000		63,427
Fair Value of Option Issued			16,000

See accompanying notes to consolidated financial statements.

Physicians Remote Solutions, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Physicians Remote Solutions, Inc. and Subsidiary, annual report on Form 10-KSB for the year ended November 30, 2006.

NOTE B - GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company has incurred cumulative net operating losses of $157,940 since inception.  Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenues through operations. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

The Dr SPEAK system was shown at a Pri-Med conference in Fort Lauderdale, Florida this past February. We believe that the product was generally well received.  No sales were made at or have resulted from the conference.

We have begun preliminary development upon a mobile edition of the DR SPEAK system at no additional cost. Further proposed development in the third and fourth quarters of 2007 will require additional funding for one or two programmers to complete within the year. We do not now have any available funds for further development.

Our current product continues to be ready for sale into the marketplace and we are actively seeking additional sales representatives to offer our product on a commission basis.

We have spent approximately $10,500 on marketing with the attendance at the conference in Fort Lauderdale costing approximately $5,000. Our limited marketing plan, which will remain in effect for approximately three additional months, will consist primarily of the following:

•

Advertising in industry publications for which we intend to spend approximately $2,500. Those advertisements will focus on the proposed Dr SPEAK Mobile Edition. Among the publications in which we are considering for advertisements of the DR SPEAK system are Physicians Practice, Medical Economics, and AAMI Journal.

•

We may attend one more trade show this year that we have not yet selected.

We continue to not pay any rent or cash executive compensation. Accordingly, even in the absence of sales revenues or the receipt of additional capital, we believe that we have sufficient funds to remain in business through July 2007.

We intend to seek additional funds through the private sale of equity securities. We intend to use the net proceeds to increase our marketing activities and to pay as yet an undetermined cash salary to our president and for programmers to expedite development of the Dr SPEAK Mobile Edition. If our capital resources permit, we intend to hire a full time salesperson, who among other activities, would engage in direct solicitations at physicians’ offices. We have received no commitment for additional capital and there can be no assurance that we will be able to acquire additional capital on terms not unfavorable to us, if at all.

Regardless of the amount of funds available to us for marketing, we intend to continue to pursue strategic alliances with complementary businesses in an effort to enter medical offices. The complementary businesses we intend to solicit are those that have developed and maintain marketing channels to our potential customers. Examples of those businesses are sellers of office supplies, medical record software and medical billing software. If we are successful in creating strategic alliances, we would be able to take advantage of one or more existing sales forces without the payment of any amounts other than commissions based upon sales.

The strategic alliances that we intend to pursue relate to the inclusion of the DR SPEAK system in the product lines of complementary businesses. Our target complementary businesses are companies that:

(a)

Offer software or systems that lack a medical billing function and have an existing client base of 50 or more;

(b)

Directly sell products or services to medical offices having not more than five physicians; and

(c)

Provide end-user support and/or installation services for products they have sold.

We believe that complementary businesses could benefit by selling their existing clients the DR SPEAK system and receiving commissions based upon the sales. We further believe that establishing strategic alliances with complementary businesses can increase the exposure and brand recognition of the DR SPEAK system which, in turn, could positively affect our sales of the system. We have not recently had any negotiations with complementary businesses. We are still allied with Northcoast Biomedical, Inc. which provides medical equipment to physicians. We expect to begin discussions with other complementary businesses prior to the end of the third quarter of 2007.

We intend to engage in product development during the next twelve months, as funding permits to further develop our Dr SPEAK Mobile Edition.

We do not intend to purchase or sell plant or significant equipment during the next twelve months.

We have no off-balance sheet arrangements.

Item 3(a)(T).  Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2007. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(d)

In August 2006, we entered into a one year employment agreement with Christopher LaRose pursuant to which Mr. LaRose agreed to serve as the registrant’s president and CEO. We agreed to pay Mr. LaRose through the issuance to him of 1,000,008 shares of its common stock at the rate of 83,334 shares per month. Accordingly, during the quarter ended February 28, 2007 we issued 250,002 shares to Mr. LaRose. There were no principal underwriters. We claimed exemption from the registration provisions of the

Securities Act of 1933 with respect to the securities pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The shares were not offered or sold by means of: (i) any advertisement, article, notice or other communication published in any newspaper, magazine or similar medium, or broadcast over television or radio, (ii) any seminar or meeting whose attendees have been invited by any general solicitation or general advertising, or (iii) any other form of general solicitation or advertising and the purchases were made for investment and not with a view to distribution. Each purchaser had the opportunity to inspect and copy all of the registrant’s books, records and other documents.

(e)

Not applicable.

(f)

No class of our equity securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 6.  Exhibits.

Exhibit Number	Description
3.01	Articles of Incorporation. (1)
3.02	Bylaws. (1)
4.01	Form of Specimen Stock Certificate for the registrant’s Common Stock. (1)
31.1	Rule 13a-14(a) Certification of Christopher LaRose. (2)
31.2	Rule 13a-14(a) Certification of Alfred Cella. (2)
32.1	Section 1350 Certification of Christopher LaRose (2)
32.2	Section 1350 Certification of Alfred Cella (2)

_________________

(1)

Filed as an exhibit to our registration statement on Form SB-2 and hereby  incorporated by reference.

(2) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS REMOTE SOLUTIONS, INC.

Date: April 13, 2007	By:	/s/ Christopher LaRose
Christopher LaRose Principal Executive Officer
/s/ Alfred Cella
Alfred Cella, Principal Financial Officer and Chief Accounting Officer