Form 10QSB
period 2007-05-31
Physicians Remote Solutions, Inc.
filed 2007-07-19
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-QSB

                                        (Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On July 19, 2007 there were 11,255,004 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31, 2007 (Unaudited)	November 30, 2006
Current Assets		
Cash	$ 19,154	$ 27,329
OTHER ASSETS		
Licensing rights, net of amortization	3,637	9,091
Computer and computer equipment, net of accumulated depreciation	988	1,120
Total Assets	$ 23,779	$ 37,540

LIABILITIES AND STOCKHOLDERS' EQUITY

	May 31, 2007 (Unaudited)	November 30, 2006
LIABILITIES		
Accrued expenses	$ 21,549	$ 17,818
	21,549	17,818
Stockholder's Equity		
Common stock, authorized 100,000,000 shares; par value $0.00001; 11,858,340 and 11,158,336 shares issued and outstanding at May 31, 2007 and November 30, 2006, respectively	119	112
Additional paid-in-capital	221,092	145,099
Deficit accumulated during development stage	(218,981)	(125,489)
Total Stockholders' Equity	2,230	19,722
Total Liabilities and Stockholders' Equity	$ 23,779	$ 37,540

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended May 31, 2007	Six Months Ended May 31, 2006	For the Period April 5, 2005 (Inception) to May 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$ (93,492)	$ (24,038)	$ (218,981)
Adjustments to reconcile net loss to net cash from operating activities:			
Non-cash items:			
Stock based compensation	66,000	-	120,427
Depreciation and amortization	5,586	5,455	16,667
Change in assets and liabilities-			
Increase (decrease) in accrued expenses	3,731	(7,501)	21,549
Net cash used in operating activities	(18,175)	(26,084)	(60,338)
CASH FLOWS FROM INVESTING ACTIVITIES			
Purchase of computer and computer equipment	-	(1,292)	(1,292)
Net cash used in investing activities	-	(1,292)	(1,292)
CASH FLOWS FROM FINANCING ACTIVITIES			
Issuance of common stock in private placement, net of registration costs	10,000	-	80,700
Capital contribution	-	-	84
Subscription receivable	-	2,000	-
Payable to shareholder	-	(1,000)	-
Net cash provided by financing activities	10,000	1,000	80,784
Net increase (decrease) in cash	(8,175)	(26,376)	19,154
CASH AT BEGINNING OF PERIOD	27,329	67,269	-
CASH AT END OF PERIOD	$ 19,154	$ 40,893	$ 19,154
SUPPLEMENTAL CASH FLOW DISCLOSURES			
Issuance of shares of common stock as stock based compensation	60,000		98,427
Fair Value of Option Issued	6,000		22,000

See accompanying notes to consolidated financial statements.

Physicians Remote Solutions, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Physician Remote Solutions, Inc. and Subsidiary, annual report on Form 10-KSB for the year ended November 30, 2006.

NOTE B - GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company has incurred cumulative net operating losses of $207,575 since inception.  Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenues through operations. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – STOCKHOLDERS EQUITY

On May 22, 2007, the Company elected Vincent DiGaetano to its Board of Directors and approved the issuance of 100,000 share of common stock to Mr. DiGaetano.  The common stock was recorded at its fair value of $0.10 per share and included in stock based compensation.

On May 22, 2007, the Company sold 100,000 shares of common stock to an individual at $0.10 per share.

On May 22, 2007, the Company extended the expiration date of the option issued to Richard Schreiber to November 11, 2007.  An additional $6,000 in stock based compensation was recorded relating to this extension.

Physicians Remote Solutions, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2007

NOTE C – STOCKHOLDERS EQUITY (CONTINUED)

During the six months ended May 31, 2007, the Company accrued 500,000 shares to be issued to the President of the Company in accordance with an employment contract.  The shares have been recorded at their fair value of $0.10 per share.

NOTE D – RELATED PARTY TRANSACTIONS

The accrued expenses are amounts due a law firm affiliated with a shareholder of the Company.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

We continue software development on a mobile edition of the DR SPEAK system at no additional cost. Continued development in 2007 will require additional funding for one or two programmers to complete within the calendar year. We do not now have any available funds to continue development.

Our current product continues to be ready for sale into the marketplace and we are actively seeking additional sales representatives to offer our product on a commission basis.

We continue to not pay any rent or cash executive compensation. Accordingly, even in the absence of sales revenues or the receipt of additional capital, we believe that we have sufficient funds to remain in business through October, 2007.

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

We believe that complementary businesses could benefit by selling their existing clients the DR SPEAK system and receiving commissions based upon the sales. We further believe that establishing strategic alliances with complementary businesses can increase the exposure and brand recognition of the DR SPEAK system which, in turn, could positively affect our sales of the system. We have  recently had  negotiations with complementary businesses in order to promote the current DR SPEAK product although those negotiations are not yet finalized and there can be no assurance that they will be successful or result in any sales.

We intend to engage in product development during the next five months, if funding permits, to continue development of our DR SPEAK Mobile Edition.

We do not intend to purchase or sell plant or significant equipment during the next twelve months.

We have no off-balance sheet arrangements.

Item 3(a)(T).  Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(d)

In August 2006, we entered into a one year employment agreement with Christopher LaRose pursuant to which Mr. LaRose agreed to serve as the registrant’s president and CEO. We agreed to pay Mr. LaRose through the issuance to him of 1,000,008 shares of its common stock at the rate of 83,334 shares per month. Accordingly, during the quarter ended June 30, 2007 we issued  250,002 shares to Mr. LaRose.

We  have issued 100,000 shares of our common stock to Vincent DiGaetano for serving as a director.

We have sold 100,000 shares of our common stock to a private investor at $.10 per share.

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

PHYSICIANS REMOTE SOLUTIONS, INC.

Date: July 19 , 2007	By:	/s/ Christopher LaRose
Christopher LaRose Principal Executive Officer
Date: July 19, 2007		/s/ Alfred Cella
Alfred Cella, Principal Financial Officer and Chief Accounting Officer