Form 10QSB
period 2007-08-31
Physicians Remote Solutions, Inc.
filed 2007-10-19
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-QSB

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On October 18, 2007 there were 11,255,004  shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31, 2007 (Unaudited)	November 30, 2006
Current Assets		
Cash	$ 12,696	$ 27,329
OTHER ASSETS		
Licensing rights, net of amortization	910	9,091
Computer and computer equipment, net of accumulated depreciation	921	1,120
Total Assets	$ 14,527	$ 37,540

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	August 31, 2007 (Unaudited)	November 30, 2006
LIABILITIES		
Accrued expenses	$ 21,402	$ 17,818
	21,402	17,818
Stockholder's Equity (Deficit)		
Common stock, authorized 100,000,000 shares; par value $0.00001; 12,025,008 and 11,158,336 shares issued and outstanding at August 31, 2007 and November 30, 2006, respectively	121	112
Additional paid-in-capital	237,756	145,099
Deficit accumulated during development stage	(244,752)	(125,489)
Total Stockholders' Equity (Deficit)	(6,875)	19,722
Total Liabilities and Stockholders' Equity (Deficit)	$ 14,527	$ 37,540

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	Nine Months Ended August 31, 2007	Nine Months Ended August 31, 2006	For the Period April 5, 2005 (Inception) to August 31, 2007
COSTS AND EXPENSES					
Research and development	$ -	$ -	$ -	$ 12,115	$ 19,615
Depreciation and amortization	2,794	2,835	8,380	8,290	19,461
Other expenses	22,977	28,930	110,883	35,398	205,676
Total Costs and Expenses	25,771	31,765	119,263	55,803	244,752
NET LOSS	$ (25,771)	$ (31,765)	$ (119,263)	$ (55,803)	$ (244,752)
NET LOSS PER COMMON SHARE (Basic and Diluted)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	12,025,913	10,775,395	11,476,562	10,775,395	10,618,229

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended August 31, 2007	Nine Months Ended August 31, 2006	For the Period April 5, 2005 (Inception) to August 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$ (119,263)	$ (55,803)	$ (244,752)
Adjustments to reconcile net loss to net cash from operating activities:			
Non-cash items:			
Stock based compensation	82,666	8,333	137,093
Depreciation and amortization	8,380	8,290	19,461
Change in assets and liabilities-			
Increase (decrease) in accrued expenses	3,584	1,472	21,402
Net cash used in operating activities	(24,633)	(37,708)	(66,796)
CASH FLOWS FROM INVESTING ACTIVITIES			
Purchase of computer and computer equipment	-	(1,292)	(1,292)
Net cash used in investing activities	-	(1,292)	(1,292)
CASH FLOWS FROM FINANCING ACTIVITIES			
Issuance of common stock in private placement, net of registration costs	10,000	-	80,700
Capital contribution	-	-	84
Subscription receivable	-	2,000	-
Payable to shareholder	-	(1,000)	-
Net cash provided by financing activities	10,000	1,000	80,784
Net increase (decrease) in cash	(14,633)	(38,000)	12,696
CASH AT BEGINNING OF PERIOD	27,329	67,269	-
CASH AT END OF PERIOD	$ 12,696	$ 29,269	$ 12,696
SUPPLEMENTAL CASH FLOW DISCLOSURES			
Issuance of shares of common stock as stock based compensation	76,666	8,333	115,093
Fair Value of Option Issued	6,000		22,000

See accompanying notes to consolidated financial statements.

Physicians Remote Solutions, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

August 31, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Physician Remote Solutions, Inc. and Subsidiary, annual report on Form 10-KSB for the year ended November 30, 2006.

NOTE B - GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company has incurred cumulative net operating losses of $244,752 since inception.  Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenues through operations. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – STOCKHOLDERS EQUITY

On May 22, 2007, the Company elected Vincent DiGaetano to its Board of Directors and approved the issuance of 100,000 shares of common stock to Mr. DiGaetano.  The common stock was recorded at its fair value of $0.10 per share and included in stock based compensation.

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

Physicians Remote Solutions, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

August 31, 2007

NOTE C – STOCKHOLDERS EQUITY (CONTINUED)

During the nine months ended August 31, 2007, the Company accrued 666,672 shares to be issued to the President of the Company in accordance with an employment contract.  The shares have been recorded at their fair value of $0.10 per share.

NOTE D – RELATED PARTY TRANSACTIONS

The accrued expenses are amounts due a law firm affiliated with a shareholder of the Company.

NOTE E – SUBSEQUENT EVENT

On September 24, 2007, the Company agreed to issue 1,000 shares of common stock to a vendor for each unit of Dr. Speak purchased by the vendor, up to a maximum of 1,500 units.  No units have been purchased by the vendor to date.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

If we are able to acquire significant funding, we plan to continue development of a mobile edition of the DR SPEAK system.

Our current product continues to be ready for sale into the marketplace and we are actively seeking additional sales representatives to offer our product on a commission basis. We have not yet made any sales.

We continue to not pay any rent or cash executive compensation. Accordingly, even in the absence of sales revenues or the receipt of additional funds, we believe that we have sufficient funds to remain in business through December, 2007.

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

We have received no commitment for additional funds and there can be no assurance that we will be able to acquire additional capital on terms not unfavorable to us, if at all.

Regardless of the amount of funds, if any, available to us for marketing, we intend to continue to pursue strategic alliances with complementary businesses in an effort to enter medical offices. The complementary businesses we intend to solicit are those that have developed and maintain marketing channels to our potential customers. Examples of those businesses are sellers of office supplies, medical record software and medical billing software. If we are successful in creating strategic alliances, we would be able to take advantage of one or more existing sales forces without the payment of any amounts other than commissions based upon sales.

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

We intend to engage in product development during the next three months, if funding permits, to continue development of our DR SPEAK Mobile Edition.

We do not intend to purchase or sell plant or significant equipment during the next twelve months.

We have no off-balance sheet arrangements.

Item 3(a)(T).  Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(d)

In August 2006, we entered into a one year employment agreement with Christopher LaRose pursuant to which Mr. LaRose agreed to serve as the registrant’s president and CEO. We agreed to pay Mr. LaRose through the issuance to him of 1,000,008 shares of its common stock at the rate of 83,334 shares per month. Accordingly, during the quarter ended August 31, 2007 we issued 250,002 shares to Mr. LaRose.

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

PHYSICIANS REMOTE SOLUTIONS, INC.

Date: October 19 , 2007	By:	/s/ Christopher LaRose
Christopher LaRose Principal Executive Officer
Date: October 19, 2007		/s/ Alfred Cella
Alfred Cella, Principal Financial Officer and Chief Accounting Officer