Form 10KSB
period 2007-11-30
Physicians Remote Solutions, Inc.
filed 2008-03-07
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number: 000-49690

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

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

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

The issuer’s revenues for the fiscal year ended November 30, 2007 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as February 14, 2008 was $271,620.

On March 6, 2008,  the issuer had outstanding 12,035,008 shares of Common Stock, $.00001 par value.

Transitional Small Business Disclosure Format (check one): Yes ______   No   X

Unless the context in this Annual Report otherwise requires, all references in this Annual Report to "our," "us" and "we" refer Physicians Remote solutions, Inc. and its wholly owned subsidiary.

Item 1.

Description of Business.

Background

We have obtained the rights to manufacture and sell a telephone based voice activated billing and records entry system designed for use by physicians. The system is called “DR SPEAK.” The DR SPEAK system was conceived by Christina Del Pin M.D., a board-certified general surgeon as well as an author and lecturer on practice management issues.

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

Although we have not yet determined the price at which we will offer the DR SPEAK system to prospective customers, we anticipate that it will not exceed $2,000.

Acquisition of Rights

We have purchased the rights to manufacture the DR SPEAK system and sell the DR SPEAK system in the United States from Dr. Del Pin. We also obtained the use of any and all trade names, trademarks and copyrights held by Dr. Del Pin or subsequently acquired by her relating to the DR SPEAK system. The purchase price consisted of 200,000 shares of our common stock and our agreement to pay Dr. Del Pin a royalty of $200 for each sale of a DR SPEAK System made by or on behalf of us. Royalty payments will become due and payable thirty days subsequent to the end of the calendar quarter in which the proceeds of the respective sales are collected by us or on our behalf.

In connection with our acquisition of the rights, Dr Del Pin has agreed to provide consulting services to us to the extent we request until June 30, 2007. The services to be provided were limited to ten hours per month. We e agreed to reimburse Dr. Del Pin for any expenses incurred by her in rendering the services to us if the expenses are first approved by us.

Our agreement, as amended, with Dr. Del Pin provided that unless we sold a minimum of 250 DR SPEAK systems on or before June 30, 2007 with the minimum of 250 Systems to increase by 20% above the previous twelve month’s minimum for each twelve month period beginning July 1st of each year thereafter, Dr. Del Pin shall have the right to terminate our exclusive rights. Although our exclusive rights were terminated because we failed to meet the minimum sales quotas, we may continue to sell the DR SPEAK systems on a non-exclusive basis.

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

Subject to obtaining sufficient capital, we anticipate that our initial marketing activities will include:

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

We intend to pursue strategic relationships with potential distributors of the DR SPEAK system. Other than as described under the caption “Management’s Plan of Operation,” we have not engaged in any discussions with potential distributors of the DR SPEAK system and we cannot assure you that we will be able to enter into any strategic relationships.

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

As of December 5, 2006, Daniel Elsbree, Northcoast Biomedical, Inc. and Richard Schreiber had made 51, 10 and 5 sales calls, respectively and 8, 4 and 5 demonstrations of the system, respectively, none of which resulted in any sales of the DR SPEAK system.  The offering price of the system was $1,995. Since December 5, 2006, Mr. Elsbree , Northcoast Biomedical, Inc. and Mr. Schreiber made 51, 10 and 5 sales calls, respectively and 8, 4 and 5  demonstrations of the system, respectively, none of which resulted in any sales of the DR SPEAK system.

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

In September 2007, Christopher LaRose went to Cleveland, Ohio to meet with prospective sales personnel  and to make a presentation to a prospect for the DR SPEAK software.  The presentation appeared to be well received and the prospect provided a letter indicating his interest in the product. A press release was issued on November 16, 2007 referencing the positive response that was received.

We have and are continuing to further develop the DR SPEAK software so that it can be used on hand held devices.

Subject to obtaining sufficient capital, our continuing marketing efforts will consist of advertisements and press releases in medical trade journals and attendance at trade shows. Advertisements of the type that we intend to use in the trade journals which we select range in cost from approximately $549 to $7550 per issue. We believe that our cost for exhibiting the DR SPEAK system at a typical trade show will be approximately $5,000 to $20,000. Any additional marketing efforts that we undertake will be dependent upon the amount of funds, if any, available to us for that purpose.

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

Item 2.

Description of Property.

Our president has agreed to provide office space to us at no charge through June 30, 2008.

Other than the rights we acquired from Dr. Del Pin as described in Item 1 above, we have no material properties.

Item 3.  Legal Proceedings.

We are not a party to any pending legal proceeding. We are not aware of any such proceeding that a governmental authority is contemplating.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended November 30, 2007 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)

Market Information.

Since the first quarter of 2007, our common stock has been principally traded in the over-the-counter market and has been quoted on the Over-The Counter Bulletin Board by the Pink under the symbol PHYU. The trading market is extremely limited and sporadic and should not be considered to constitute an established trading market. The following table sets forth the range of high and low bid prices for the common stock for the fiscal quarters indicated. The quotations were obtained from Yahoo financial history.

Quarter Ended	Low	High
March 31, 2007	$.02	$.10
June 30, 2007	$.02	$.10
September 30, 2007	$.02	$.10
December 31, 2007	$.02	$.06

All quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

b)

Holders.

On March 6, 2008, our common stock was held of record by approximately 37 holders.

c)

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

d)

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

Sales of Unregistered Equity Securities

The following information relates to equity securities we sold during the fiscal year ended November 30, 2007 that were not registered under the Securities Act of 1933.

In August 2006, we entered into a one year employment agreement with Christopher LaRose pursuant to which Mr. LaRose agreed to serve as the registrant’s president and CEO. We agreed to pay Mr. LaRose through the issuance to him of 1,000,008 shares of its common stock at the rate of 83,334 shares per month. Accordingly, we issued 666,672 shares to Mr. LaRose with respect to the fiscal year ended November 30, 2007.

In December 2006 we issued 5,000 shares of our common stock to Envisionit Media, Inc. for services.

In  May 2007, we sold 100,000 shares of our common stock to an individual for $10,000.

In May 2007, we issued 100,000 shares of our common stock to Vincent DiGaetano for services rendered. There were no principal underwriters.

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

We have  employed Christopher LaRose as our president and chief executive officer. Although Mr. LaRose’s duties will not differ from those of our previous president, we made the change primarily because of Mr. LaRose’s technical expertise and intimate familiarity with the DR SPEAK system. Mr. LaRose serves as our president on a full-time basis. As president of GetAGeek, Inc., Mr. LaRose was primarily responsible for the development of the software which constitutes the system. With Mr. LaRose as our president and chief executive officer, we believe that we are in a better position to market the DR SPEAK system and respond to issues that may develop.

Based upon the results of the  completed beta testing of the system, we believe that the system is now technically ready to be introduced into the marketplace.

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

We have  spent approximately $10,500 on marketing. The expenditures were for the purchase of two laptop computers to be used for demonstrating the DR SPEAK system, travel expenses for Messrs. Elsbree and LaRose, payment to Envisionit Media, Inc. for our website, publication of a press release and attendance at a tradeshow. Should we obtain sufficient additional capital, we intend on engaging in a limited marketing plan consisting of the following:

•

advertising in industry publications for which we intend to spend approximately $7,000. Among the publications in which we are considering for advertisements of the DR SPEAK system are Physicians Practice, Medical Economics, and AAMI Journal;

•

attendance at a semi-annual conference for the American College of Surgeons in 2008 at a cost of approximately $5,000;

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

We have retained Envisionit Media, Inc. to design a website which we intend to utilize to offer the DR SPEAK system for sale. We also intend to utilize the website for customer and technical support and to make any patches or improvements that we may development available for downloading. We have paid Envisionit Media, Inc. $2,500 and, upon completion of the website issued  5,000 shares of our common stock to Envisionit Media, Inc.

When we  filed our initial pre-effective registration statement with the Securities and Exchange Commission in February 2006, we intended to expend a substantial portion of our available funds on marketing the DR SPEAK system after the completion of  beta testing. At that time, we expected  an earlier completion date of the beta testing. Because, however, the beta testing has  been completed, we are just beginning to expend significant funds on marketing activities and have enough available funds to complete our limited marketing plan as described above. In addition we do not pay any rent or cash executive compensation. Accordingly, in the absence of sales revenues or the receipt of additional capital, we believe that we have insufficient funds to remain in business beyond April 2008.

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

We believe that complementary businesses could benefit by selling their existing clients the DR SPEAK system and receiving commissions based upon the sales. We further believe that establishing strategic alliances with complementary businesses can increase the exposure and brand recognition of the DR SPEAK system which, in turn, could positively affect our sales of the system. We have not begun any negotiations with complementary businesses. with the exception of Northcoast Biomedical, Inc. which provides medical equipment to physicians. We expect to continue discussions with other complementary businesses.

We do not intend to engage in any product research or development or purchase or sell plant or significant equipment during the next twelve months. We expect that any further development of the DR SPEAK system will be done by GetAGeek, Inc. at no cost to us.

In  May 2007, we sold 100,000 shares of our common stock to an individual for $10,000.

If the DR SPEAK systems functions as we anticipate and we realize significant revenues, we expect to hire two full time employees.

We have no off-balance sheet arrangements.

Item 7.

Financial Statements.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2007

AND

THE PERIOD APRIL 5, 2005 (INCEPTION)

TO NOVEMBER 30, 2007

Table of Contents

Report of Independent Registered Public Accounting Firm

F 1

Consolidated Balance Sheets

F 2

Consolidated Statements of Operations

F 3

Consolidated Statements of Cash Flows

F 4

Consolidated Statement of Stockholders’ Equity (Deficit)

F 5

Notes to Consolidated Financial Statements

F 6

MEYLER & COMPANY, LLC

CERTIFIED PUBLIC ACCOUNTANTS

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors   and Stockholders

Physicians Remote Solutions, Inc. and Subsidiary

Tinton Falls, NJ 07724

We have audited the accompanying consolidated balance sheets of Physicians Remote Solutions, Inc. and Subsidiary (a Development Stage Enterprise) as of November 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the cumulative period April 5, 2005 (inception) to November 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Physicians Remote Solutions, Inc. and Subsidiary (a Development Stage Enterprise) as of November 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the cumulative period April 5, 2005 (inception) to November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A of the notes to the consolidated financial statements, the Company has incurred cumulative net operating losses and has had no operating activities to date.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to subsequent operating activities are also described in Note A.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

 /s/ Meyler & Company, LLC

Middletown, NJ

January 25, 2008 (except as to Note H which is March 6, 2008)

CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30, 2007		November 30, 2006	
	2007		2006	
Current Assets				
Cash	$	10,255	$	27,329
OTHER ASSETS				
Licensing rights, net of amortization		-		9,091
Computer and computer equipment, net of accumulated depreciation		1,352		1,120
Total Assets	$	11,607	$	37,540

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2007		2006	
LIABILITIES				
Accrued expenses	$	37,612	$	17,818
Taxes payable		1,029		-
		38,641		17,818
Stockholder's Equity (Deficit)				
Common stock, authorized 100,000,000 shares; par value $0.00001; 12,030,008 and 11,158,336 shares issued and outstanding at November 30, 2007 and 2006, respectively		120		112
Additional paid-in-capital		238,257		145,099
Deficit accumulated during development stage		(265,411)		(125,489)
Total Stockholders' Equity (Deficit)		(27,034)		19,722
Total Liabilities and Stockholders' Equity (Deficit)	$	11,607	$	37,540

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended November 30, 2007	For the Years Ended November 30, 2006	For the Period April 5, 2005 (Inception) to November 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$ (139,922)	$ (115,381)	$ (265,411)
Adjustments to reconcile net loss to net cash from operating activities:			
Non-cash items:			
Stock based compensation	83,166	54,334	137,593
Depreciation and amortization	9,480	11,081	20,561
Change in assets and liabilities-			
Increase in accrued expenses	19,794	10,318	37,612
Increase in taxes payable	1,029	-	1,029
Net cash used in operating activities	(26,453)	(39,648)	(68,616)
CASH FLOWS FROM INVESTING ACTIVITIES			
Purchase of computer and computer equipment	(621)	(1,292)	(1,913)
Net cash used in investing activities	(621)	(1,292)	(1,913)
CASH FLOWS FROM FINANCING ACTIVITIES			
Issuance of common stock in private placement, net of registration costs	10,000	-	80,700
Capital contribution		-	84
Subscription receivable	-	2,000	-
Payable to shareholder	-	(1,000)	-
Net cash provided by financing activities	10,000	1,000	80,784
Net increase (decrease) in cash	(17,074)	(39,940)	10,255
CASH AT BEGINNING OF PERIOD	27,329	67,269	-
CASH AT END OF PERIOD	$ 10,255	$ 27,329	$ 10,255
SUPPLEMENTAL CASH FLOW DISCLOSURES			
Issuance of shares of common stock as stock based compensation	77,166	38,334	115,593
Fair Value of Option Issued	6,000	16,000	22,000

See accompanying notes to consolidated financial statements.

	Common Stock		Subscription	Additional	Deficit Accumulated	Total Stockholders'
	Shares	Amount	Receivable	Paid in Capital	During Development Stage	Equity (Deficit)
Issuance of common stock at par	9,275,000	$ 93				$ 93
Issuance of common stock at $.10 per share to acquire licensing rights	200,000	2		$ 19,998		20,000
Issuance of common stock in connection with private placement at $0.10 per share, net of expenses	1,000,000	10	$ (2,000)	70,690		68,700
Issuance of common stock in connection with commissions to sell common stock in private placement at $.10 per share	300,000	3		(3)		
Contribution of cash				84		84
Net loss for the period ended November 30, 2005					$ (10,108)	(10,108)
Balance, November 30, 2005	10,775,000	108	(2,000)	90,769	(10,108)	78,769
Receipt of subscription receivable			2,000			2,000
Issuance of stock to President for services at $0.10 per share	333,336	3		33,331		33,334
Issuance of stock to Consultant for services at $0.10 per share	50,000	1		4,999		5,000
Fair value of option issued to individual				16,000		16,000
Net loss for the year ended November 30, 2006					(115,381)	(115,381)
Balance, November 30, 2006	11,158,336	$ 112	$ -	$ 145,099	$ (125,489)	$ 19,722

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

NOTE A– ORGANIZATION AND GOING CONCERN

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

To date, the Company has had no revenues.  Expenses incurred to date have been for administration and testing and development of DR. SPEAK.  The Company has raised $80,700, net of related legal and finders fees, as part of a Private Placement.

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

Control by Management and Principal Stockholders

Management and the principal stockholders owned 9,019,008, approximately 75%, of the outstanding shares of the Company at November 30, 2007.  Accordingly, the stockholders have the ability to control the approval of most corporate actions including increasing the authorized capital stock of the Company and dissolution, merger, or sale of the Company’s assets.

Going Concern and Management’s Plans

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $265,411 since inception. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenues through operations. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at November 30, 2007 or 2006.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business.  The carrying values of payables to shareholder and accrued expenses approximate their fair value.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes.  Actual results could differ from those estimates.

Income Taxes

The Company follows Financial Accounting Standards (“SFAS”) No. 109.  Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards.  SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Income tax provisions require the use of management judgments, which are subject to challenge by various taxing authorities.  Significant estimates used in accounting for income taxes relate to determination of taxable income and the determination of temporary differences between book and tax bases.

Net Loss Per Common Share

The Company computes per share amounts in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period.  Diluted EPS is not included as it is considered antidilutive

Stock-Based Compensation

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

November 30, 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Development Stage Company

The Company is a development stage company as defined by SFAS No. 7.  The Company is dedicating substantially all of its present efforts to marketing DR. SPEAK. All losses accumulated since its’ inception have been considered as part of the Company’s development stage activities.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008.  The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

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

In June 2007 the FASB ratified Emerging Issues Task Force (“EITF”) No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.  EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  The Company does not expect the adoption of EITF No. 07-3 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No.141R is effective for us for acquisitions made after November 30, 2009.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  SFAS No. 160 is effective for our first quarter of 2010.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

NOTE C – RELATED PARTY TRANSACTIONS

The DR. SPEAK system was acquired from the spouse of the former President of the Company pursuant to an Asset and Rights Purchase Agreement.  The Company issued 200,000 shares of its common stock and further agreed to pay a royalty of $200 for each DR SPEAK System made by or on behalf of the Company.  Royalty payments will become due and payable thirty days subsequent to the end of the calendar quarter in which the proceeds of the respective sales are collected by the Company or on its behalf.  The acquired intangible rights are recorded at $20,000 which is the value of the shares issued and were amortized over the term of the agreement (22 months) beginning December 1, 2005.  Amortization expense for the year ended November 30, 2007 was $9,091.  At November 30, 2007, the intangible rights were completely amortized.

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

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Under the terms of an Asset and Rights Purchase Agreement amended in January 2006 with the spouse of the Company’s former President, unless the Company sold a minimum of 250 DR SPEAK systems on or before June 30, 2007 with the minimum of 250 Systems to increase by 20% above the previous twelve month’s minimum for each twelve month period beginning July 1st of each year thereafter, the spouse of the former President shall have the right to terminate the Company’s exclusive rights.  If the exclusive rights are terminated because the Company fails to meet the minimum sales quotas, the Company may continue to sell the DR SPEAK systems on a non-exclusive basis.  As the Company did not meet the minimum sales quota, the Company no longer has the non-exclusive right to sell DR. SPEAK.  The Company continues to market DR. SPEAK on a non-exclusive basis.

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

During the years ended November 30, 2007 and 2006, the Company incurred legal fees of $11,406 and $10,142 with a law firm affiliated with a shareholder of the Company.  These amounts were expensed and included in accrued expenses.

NOTE D – STOCKHOLDERS’ EQUITY (DEFICIT)

On April 6, 2005, the Company issued 9,000,000 shares of common stock to the founders of the Company at par.  Shortly thereafter, the Company issued an aggregate of 275,000 shares of common stock to six officers and directors of the Company at par.  The fair value of the shares issued to the founders and directors was nominal as the Company had no assets or operations at the time of their issuance.  These shares were thus recorded at their par value and reflected as Stock Based Compensation in the Statement of Operations.  On September 10, 2005, the Company entered into an agreement with the spouse of the Company’s former President to acquire the exclusive marketing rights of DR. SPEAK in exchange for 200,000 shares of common stock valued at $0.10 per share plus royalties.  The fair value of the shares issued to the spouse of the Company’s former President was determined to be $0.10 per share as it corresponded to the price of the common stock issued in a private placement shortly thereafter.  In October and November of 2005, the Company issued 980,000 shares and accepted a subscription for an additional 20,000 shares of common stock at $0.10 per share in a private placement.  Expenses of $21,800, consisting primarily of legal and cash finders fees were recorded as a reduction of additional paid-in-capital.  In connection with the private placement, the Company issued 300,000 shares at $0.10 per share in additional finders fees.  All shares issued were fully vested at their time of issuance and had no applicable terms.

In August 2006, the Company entered into a one year employment agreement with Christopher LaRose pursuant to which Mr. LaRose agreed to serve as the Company’s President and CEO. The Company agreed to pay Mr. LaRose through the issuance to him of 1,000,008 shares of common stock at the rate of 83,334 shares per month. The Company further agreed that our Board of Directors would review the terms of the employment agreement to determine whether Mr. LaRose shall also be entitled to receive cash compensation.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

NOTE D – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

In lieu of the compensation that Mr. LaRose is otherwise entitled to receive, he may elect to be compensated in cash on a weekly basis at the highest minimum wage which he would be entitled to receive under applicable federal and state law. To date, Mr. LaRose had not made that election.  The Company issued 333,336 and 666,672 shares to Mr. LaRose for the years ended 2006 and 2007, respectively.  The shares were valued at $.10 per share, or $33,334 and $66,667 for the years ended November 30, 2006 and 2007, respectively.  Although Mr. LaRose continues to serve as the Company’s President and CEO, this employment contract has not been renewed.

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

In September of 2006, the Company entered into an agreement with a vendor to develop the Company’s website.  The Company paid $2,500 and is obligated to issue 5,000 shares of its common stock upon completion of the website.  On February 12, 2007, 5,000 shares were issued to the vendor.  The shares were valued at $0.10 per share.  Accordingly, stock based compensation of $500 was recorded.

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

Risk-free rate

4.75%

Volatility

100%

Expected life

6 months

Dividend yield

0%

On May 22, 2007, the Company extended the expiration date of this option to November 11, 2007.  An additional $6,000 in stock based compensation was recorded relating to this extension.

On May 22, 2007, the Company elected Vincent DiGaetano to its Board of Directors and approved the issuance of 100,000 shares of common stock to Mr. DiGaetano.  The common stock was recorded at its fair value of $0.10 per share and included in stock based compensation.

On May 22, 2007, the Company sold 100,000 shares of common stock to an individual at $0.10 per share.

NOTE E– FIXED ASSETS

Computer and computer related equipment is comprised of the following:

	November 30,
	2007	2006
Computer and computer related equipment	$ 1,913	$ 1,292
Less: accumulated depreciation	(561)	(172)
	$ 1,352	$ 1,120

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

NOTE E– FIXED ASSETS (Continued)

Depreciation expense of $389 and $172 is included in Depreciation and amortization for the years ended November 30, 2007 and 2006, respectively.

NOTE F – LICENSING RIGHTS

Licensing rights are comprised of the following:

	November 30,
	2007	2006
Licensing rights	$ 20,000	$ 20,000
Less: Accumulated amortization	(20,000)	(10,909)
	$ -	$ 9,091

Amortization expense of $9,091 and $10,909 is included in Depreciation and amortization for the year ended November 30, 2007 and 2006, respectively.

NOTE G – INCOME TAXES

For the years ended November 30, 2007 and 2006, no provision was made for Federal income taxes due to the losses incurred during these periods. As a result of losses incurred through November 30, 2007, the Company has net operating loss carryforwards of $127,818.  These carry forwards expire through 2026.  The provision for income taxes represents the Company’s minimum state income tax.

In relation to the net operating loss carryforwards, the Company recognized deferred tax assets of $44,736 at November 30, 2007.  Since the Company is dependent on future taxable income to realize this deferred tax asset, which is uncertain, the Company has recorded an equal valuation allowance of $44,736.

NOTE H – SUBSEQUENT EVENT

On December 18, 2007, the Company agreed to issue 5,000 shares to an investor at $0.10 per share for $500.

The holders of approximately 75% of the Company’s outstanding common stock have agreed to sell their shares to an aggregate of four individuals.  If such transaction is consummated, the purchasers would control the Company and the Company expects that they will either seek the resignation of its directors or remove its directors and new officers would be appointed.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.

Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Christopher LaRose	45	President, Chief Executive Officer and Director
Gary Cella	50	Director.
Lee Hanover	45	Vice President, Secretary and Director
Alfred Cella	76	Treasurer and Director
Martin Horowitz	49	Director
Vincent DiGaetano	49	Director

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

Martin Horowitz has been a director since June 2005. For more than five years, he has been a self employed computer consultant. Since October 2002, Mr. Horowitz has been an independent technology consultant at the Boeing Corporation and prior to that time and from 1999 at Telephonics Corporation. Mr. Horowitz’s duties and responsibilities at Boeing have included the development of software for the Advanced Wireless Open Data System maintenance flight data recorder for the C-17 aircraft. Mr. Horowitz is presently involved with development of a fleet deployment strategy for the Advanced Wireless Open Data System. Mr. Horowitz’s hours at Boeing has varied. He currently devotes approximately 26 hours per week to Boeing.

Vincent DiGaetano has been a director since May 2007. In January 2008, Mr. DiGaetano became a registered representative at Bear, Stearns, Inc. Prior thereto, Mr. DiGaetano was a managing director of Chatsworth Group LLC.

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

Item 10.

Executive Compensation

Summary Compensation Table

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the following for all services rendered in all capacities to us: all individuals serving as our chief executive officer (CEO) or acting in a similar capacity during the fiscal years ended November 30, 2005 through November 30, 2007, regardless of compensation level (the “Named Executive Officers”). None of our other executive officers who were serving as executive officers at November 30, 2007 had a total annual salary and bonus in excess of $100,000. There were no individuals for whom disclosure would have been provided pursuant to this paragraph but for the fact that the individual was not serving as an executive officer of us on November 30, 2007 and whose total annual salary and bonus, as so determined, was in excess of $100,000:

Name and Principal Position	Fiscal Year	Compensation
Christopher LaRose – President and CEO	2007	$66,674
Christopher LaRose – President and CEO	2006	$33,334
Gary Cella – President and CEO	2006	-0-
Gary Cella – President and CEO	2005	$45

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

During the fiscal year November 30, 2007, we did not adjust or amend the exercise price of stock options previously awarded to any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means.

In August 2006, we entered into a one year employment agreement with Christopher LaRose pursuant to which Mr. LaRose agreed to serve as our president and CEO. We agreed to pay Mr. LaRose through the issuance to him of 1,000,008 shares of our common stock at the rate of 83,334 shares per month. We have further agreed that our Board of Directors will review the terms of the employment agreement to determine whether Mr. LaRose shall also be entitled to receive cash compensation. The determination is to be based primarily upon Mr. LaRose’s performance and our then financial condition and prospects. In lieu of the compensation that Mr. LaRose is otherwise entitled to receive, he may elect to be compensated in cash on a weekly basis at the highest minimum wage which he would be entitled to receive under applicable federal and state law. As of the date of this annual Report, Mr. LaRose had not made that election. The above table reflects the issuance by us of an aggregate of 333,336 shares to Mr. LaRose for services rendered to us during the fiscal year ended November 30, 2006 and 666,672 shares during the fiscal year ended November 30, 2007. The shares were valued at $.10 per share. Mr. LaRose has earned 1,000,008 shares which have an aggregate value of approximately $100,000 based upon $.10 per share.

We have issued 50,000 shares to Lee Hanover for acting as an executive officer. The fair value of the shares was nominal as we had no assets or operations at the time of the issuance. The compensation of our executive officers will be determined by our Board of Directors.

Other than as described above, we have no other agreements relating to compensation with our executive officers.

We have issued 75,000 shares each to Alfred Cella, Lee Hanover and Martin Horowitz for serving on our Board of Directors and 100,000 shares to Vincent DiGaetano for services rendered as a director. We have no other arrangements to compensate our directors in such capacity.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any securities authorized for issuance under equity compensation plans

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 6, 2008 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of any class of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Approximate Percent of Class (2)
Gary Cella 5 Ridge Road Cos Cob, CT 06807	3,821,000 (3)	32% (3)
Jonathan B. Reisman 6975 NW 62nd Terrace Parkland, FL 33067	3,721,000	31%
Christopher LaRose 64 Secretariat Court Tinton Falls, NJ 07724	1,000,008	8%
Lee Hanover 11 Pam Drive Commack, NY 11725	125,000	1%
Alfred Cella 25 Barn Swallow Court Manorville, NY 11949	75,000	1%
Martin Horowitz 3461 Val Verde Avenue Long Beach, CA 90808	175,000	1%
Vincent DiGaetano 20 Dawn Harbor Lane Riverside, CT 06878	100,000	1%
Officers and directors as a Group (6 persons) (4)	5,296,008	44%

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

(4)

See notes above.

Change of Control

All of the individuals named in the table set forth above in this Item 11 have agreed to sell their shares to an aggregate of  four individuals. Such shares represent approximately 75% of our outstanding common stock. The prospective purchasers have not contractually agreed to the transaction. If the transaction is consummated, the purchasers would control us and we expect that they will either seek the resignation of our directors or remove our directors and  new officers would be appointed.

If the transaction is consummated (a) the sellers will receive an initial payment of $.05 per share and (b) the purchasers will agree to make an offer to all of our other shareholders at that time to purchase all of their shares at $.06 per share. If such other shareholders accept the purchasers’ offer for at least 1,400,000 shares, the individuals named in the table will receive an additional payment of $.01 per share for each share that they will have sold to the purchasers.

Item 12.

Certain Relationships and Related Transactions.

During the fiscal year ended November 30, 2007, we incurred legal fees of $10,142 to an affiliate of Jonathan B. Reisman.

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

•

Any security holder named in Item 11 of this Annual Report or any immediate family member of any such security holder who was in any of the following categories when a transaction in which such person had a direct or indirect material interest occurred or existed:

Item 13.

Exhibits.

Exhibit Number	Description
3.01	Articles of Incorporation. (1)
3.02	Bylaws. (1)
4.01	Form of Specimen Stock Certificate for the registrant’s Common Stock. (1)
10.01	Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.02	Amendment of January 25, 2006 to Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.03	Services Agreement of June 12, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.04	Development Agreement of September 26, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.06	Employment Agreement as of August 1, 2006 by and between the registrant and Christopher LaRose. (2) (4)
10.07	Non-Exclusive Sales Agreement of August 14, 2006 between Voxtech Products, Inc. and Northcoast Biomedical, Inc. (2)
10.08	Independent Sales Representative Agreement of September 5, 2006 by and between Voxtech Products, Inc., the registrant and Daniel P. Elsbree. (2)
31.1	Rule 13a-14(a) Certification of Christopher Larose. (5)
31.2	Rule 13a-14(a) Certification of Alfred Cella. (5)
32.1	Section 1350 Certification of Christopher LaRose (5)
32.2	Section 1350 Certification of Alfred Cella (5)

_________________

(1)

Filed as an exhibit to our registration statement on Form SB-2 and hereby  incorporated by reference.

(2)

Filed as an exhibit to Amendment No. 2 to our registration statement on Form SB-2 and hereby incorporated by reference.

(3) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006 and hereby incorporated by reference.

(4) Management contract or compensatory plan or arrangement

(5) Filed herewith.

 Item 14.

Principal Accountant Fee and Services.

Audit Fees

The aggregate fees billed for our fiscal years ended November 30, 2007 and November 30, 2006 for professional services rendered by the principal accountants for the audit of our annual financial statements for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $9,570, respectively. We do not have an audit committee.

Audit-Related Fees

No amounts were billed in either of our fiscal years ended November 30, 2007 and November 30, 2006 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees” above.

Tax Fees

The aggregate fees billed in each of in each of our fiscal years ended November 30, 2007 and November 30, 2006 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $3,370 and $0, respectively. The nature of the services comprising those fees involved preparation of tax returns.

All Other Fees

No amounts were billed in either of our fiscal years November 30, 2007 and November 30, 2006 for products and services provided by the principal accountants, other than the services reported above in this Item 14.

None of  the hours expended on the principal accountant’s engagement to audit our financial statements for the fiscal year ended November 30, 2007, were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2008	PHYSICIANS REMOTE SOLUTIONS, INC. By: /s/Christopher LaRose Christopher LaRose President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Christopher LaRose Christopher LaRose	Principal Executive Officer, Director	March 7, 2008
/s/ Alfred Cella Alfred Cella	Principal Financial Officer, Principal Accounting Officer and Director	March 6, 2008
/s/ Gary Cella Gary Cella	Director	March 6, 2008
/s/ Lee Hanover Lee Hanover	Director
Martin Horowitz	Director
Vincent DiGaetano	Director	March 6, 2007

Exhibit 31.1

CERTIFICATION

I, Christopher LaRose, certify that:

1. I have reviewed this annual Report on Form 10-KSB of Physicians Remote Solutions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  March 7, 2008

/s/ Christopher LaRose

Christopher LaRose,  Principal Executive Officer

Exhibit 31.2

CERTIFICATION

I, Alfred Cella, certify that:

1. I have reviewed this annual Report on Form 10-KSB of Physicians Remote Solutions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  March 6, 2008

/s/ Alfred Cella

Alfred Cella,  Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Physicians Remote Solutions Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Annual Report on Form 10-KSB for the fiscal year ended November  30, 2007 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 7, 2008
/s/ Christopher LaRose
By: Christopher LaRose
Principal Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Physicians Remote Solutions Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Annual Report on Form 10-KSB for the fiscal year ended November  30, 2007 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 6, 2008
/s/ Alfred Cella
By: Alfred Cella
Principal Financial Officer