Form 10-Q
period 2008-02-29
Physicians Remote Solutions, Inc.
filed 2008-04-21
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-131599

Physicians Remote Solutions, Inc.

(Exact name of small business issuer as specified in it’s charter)

Florida

(State or other jurisdiction of incorporation or organization)

22-3914075
(I.R.S. Employer Identification No.)

550 Chemin du Golf, Suite 202, Ile des Soeurs,

Quebec, Canada, H3E 1A8.

 (Address of principal executive offices)

514-380-5353

 (Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X       No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes           No    X

APPLICABLE ONLY TO CORPORATE ISSUERS

On April 13, 2008 there were 12,035,008 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 29	February 28,	November 30,
	2008	2007	2007
	(Unaudited)	(Unaudited)
CURRENT ASSETS
Cash	$ 4,207	$ 19,196	$ 10,255

OTHER ASSETS
Licensing rights, net of amortization		6,364
Computer and computer equipment,
net of accumulated depreciation	1316	1,054	1,352
Total Assets	$ 5,523	$ 26,614	$ 11,607

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued expenses	$ 32,112	14,343	37,612
Taxes Payable	1,029		1,029
STOCKHOLDERS’ EQUITY
Common stock, authorized 100,000,000 shares;
par value $0.00001; 12,035,008 and 11,158,336 shares issued and outstanding at
February 29, 2008 and November 30, 2007	$ 621	115	120
Subscription receivable		-	-
Additional paid-in-capital	238,256	170,096	238,257
Deficit accumulated during development stage	(266,495)	(157,940)	(265411)
Total Stockholders Equity (Deficit)	(27,618)	12,271	(27,034)

Total Liabilities and Stockholders’ Equity	$5,523	$ 26,614	$ 11,607

See accompanying notes to consolidated financial statements.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	Three Months	Three Months	April 5, 2005
	Ended	Ended	(Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
COSTS AND EXPENSES
Research and development	-	$	$
Depreciation and amortization	36	2,793
Other expenses	1,048	29,658

Total Costs and Expenses	1,084	32,451

NET LOSS	(1,084)	$ (32,451)	$

NET LOSS PER COMMON
SHARE (Basic and Diluted)	($0.00)	($0.01)	($0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING	10,812,188	11,249,472

See accompanying notes to consolidated financial statements.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	For the Period April 5, 2005
	Ended	Ended	(Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,084)	$ (32,451)	$ ()
Adjustments to reconcile net loss to net cash
from operating activities:
Non-cash items:
Stock based compensation		25,000
Depreciation and amortization	36	2,793
Change in assets and liabilities-
Decrease in accrued expenses	(5,500)	(3,475)
Net cash used in operating activities		(8,133)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer and computer equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock in private placement, net of registration costs	500
Capital contribution
Subscription receivable			-
Payable to shareholder		(1,000)	-
Net cash provided by financing activities	500

NET INCREASE (DECREASE) IN CASH	(6,048)	(22,864)

CASH AT BEGINNING OF PERIOD	10,255	27,329	-

CASH AT END OF PERIOD	$ 4,207	$ 19,196	$ -

SUPPLEMENTAL CASH FLOW DISCLOSURES
Issuance of shares of common stock as
stock based compensation		25,000
Fair Value of Option Issued

See accompanying notes to consolidated financial statements.

Physicians Remote Solutions, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Physician Remote Solutions, Inc. and Subsidiary, annual report on Form 10-KSB for the year ended November 30, 2007.

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

NOTE C – SUBSEQUENT EVENT CHANGE OF CONTROL AND MANAGEMENT

On March 13, 2008, four persons, Alex Kestenbaum, Morden C. Lazarus, Rene Arbic and Peter Varadi, concluded the purchase of an aggregate of 9,017,008 shares of the Company’s common stock, including all the shares owned by the previous officers and directors, out of a total of 12,030,008 shares outstanding or an aggregate of 74.75% of the outstanding shares of the Company. Rene Arbic was elected President and Chief Executive Officer and Alex Kestenbam was elected Secretary and Treasurer

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

We have begun preliminary development upon a mobile edition of the DR SPEAK system at no additional cost. Further proposed development in the second and third quarters of 2008 will require additional funding for one or two programmers to complete within the year. We do not now have any available funds for further development.

Our current product continues to be ready for sale into the marketplace and we are actively seeking additional sales representatives to offer our product on a commission basis.

We have spent approximately $10,500 on marketing with the attendance at the conference in Fort Lauderdale costing approximately $5,000. Our limited marketing plan, which remains in effect will consist primarily of the following:

•

Advertising in industry publications for which we intend to spend approximately $2,500. Those advertisements will focus on the proposed Dr SPEAK Mobile Edition. Among the publications in which we are considering for advertisements of the DR SPEAK system are Physicians Practice, Medical Economics, and AAMI Journal.

•

We may attend one more trade show this year that we have not yet selected.

We continue not to pay any rent or cash executive compensation. Accordingly, even in the absence of sales revenues or the receipt of additional capital, we believe that we have sufficient funds to remain in business through July 2008.

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

Regardless of the amount of funds available to us for marketing, we intend to continue to pursue strategic alliances with complementary businesses in an effort to enter medical offices. The complementary businesses we intend to solicit are those that have developed and maintain marketing channels to our potential customers. Examples of those businesses are sellers of office supplies, medical record software and medical billing software. If we are successful in creating strategic alliances, we would be able to take advantage of one or more existing sales forces without the payment of any amounts other than commissions based upon sales

.

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

Item 3(a)(T).  Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(d)

 Not Applicable

(e)

Not applicable.

(f)

No class of our equity securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 6.  Exhibits.

Exhibit Number	Description
3.01	Articles of Incorporation. (1)
3.02	Bylaws. (1)
4.01	Form of Specimen Stock Certificate for the registrant’s Common Stock. (1)
31.1	Rule 13a-14(a) Certification of Rene Arbic. (2)
31.2	Rule 13a-14(a) Certification of .Alex Kestenbaum (2)
32.1	Section 1350 Certification of Rene Arbic (2)
32.2	Section 1350 Certification of Alex Kestenbaum (2)

_________________

(1)

Filed as an exhibit to our registration statement on Form SB-2 and hereby  incorporated by reference.

(2) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS REMOTE SOLUTIONS, INC.

Date: April 21, 2008	By:	/s/ Rene Arbic
Rene Arbic Principal Executive Officer
/s/ Alex Kestenbaum
Alex Kestenbaum, Principal Financial Officer and Chief Accounting Officer

Exhibit 31.1

CERTIFICATION

I, Rene Arbic, certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Physicians Remote Solutions, Inc.;

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

Date:  April 21, 2007

/s/ Rene Arbic

Rene Arbic,

Principal Executive Officer

Exhibit 31.2

CERTIFICATION

I, Alex Kestenbaum, certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Physicians Remote Solutions, Inc.;

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

Date:  April 21, 2008

/s/ Alex Kestenbaum

Alex Kestenbaum,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Physicians Remote Solutions Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 of the Company fully complies with the requirements of Section13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 21, 2008		/sReneArbic
	By	ReneArbic
Principal Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Physicians Remote Solutions Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 21, 2008		/s/ Alex Kestenbaum
	By	Alex Kestenbaum
Principal Financial Officer