Form 10-Q/A
period 2008-02-29
Physicians Remote Solutions, Inc.
filed 2008-04-25
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q/A

(Amendement no.1 of Form 10-Q)

                                                                           (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number: 333-131599

 Physicians Remote Solutions, Inc.

 (Exact name of registrant as specified in its charter)

                                  Florida                                                                             22-3914075

(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

    550 Chemin du Golf,   Suite 202,   Ile des Soeurs,   Quebec,   Canada                H3E 1A8

                 (Address of principal executive offices)                                                (Zip Code)

                               514-380-5353

 (Registrant’s telephone number, including area code)

_________________________________________________________________

Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               [X] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non - accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

       Large accelerated filer  [  ]                                Accelerated filer [  ]

       Non-accelerated filer [   ]  (Do not check if a smaller reporting company)      Smaller reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes  [   ]          No  [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution  of securities under a plan confirmed by a court.               [   ]  Yes    [    ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 13, 2008 there were 12,035,008 shares outstanding of the issuer’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

ASSETS
	February 29, 2008 (Unaudited)	February 28, 2007 (Unaudited)	November 30, 2007 (Unaudited)
CURRENT ASSETS
Cash	$ 4,207	$ 19,196	$ 10,255

OTHER ASSETS
Licensing rights, net of amortization	-0-	6,364	-0-
Computer and computer equipment,
net of accumulated depreciation	1,316	1,054	1,352
Total Assets	$ 5,523 ======	$ 26,614 =========	$ 11,607 =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued expenses	$ 32,112	$ 14,343	$ 37,612
Taxes Payable Total Liabities	1,029 33,141	-0- 14,343	1,029 38,641
STOCKHOLDERS’ EQUITY
Common stock, authorized 100,000,000 shares; par value $.00001; 12,035,008 and 11,158,336 shares issued and outstanding at February 29, 2008 and November 30, 2007	$ 620	$ 115	$ 120
Additional paid-in-capital	238,257	170,096	238,257
Deficit accumulated during development stage (266,495)		(157,940)	(265,411)
Total Stockholders’ Equity (Deficit)	$(27,618)	$ 12,271	$ (27,034)

Total Liabilities and Stockholders’ Equity $ 5,523 ========		$ 26,614 =========	$ 11,607 =========

See accompanying notes to consolidated financial statements.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	Three Months	Three Months	April 5, 2005
	Ended	Ended	(Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
COSTS AND EXPENSES
Research and development	$ -0-	$ -0-	$ 19,915
Depreciation and amortization	36	2,793	20,597
Other expenses	1,048	29,658	224,954

Total Costs and Expenses	1,084	32,451	265,466
Income Tax Expense	-0-	-0-	1,029
NET LOSS	$ (1,084)	$ (32,451)	$ (266,495)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$ (0.00) ========	$ (0.01) ========	$ (0.03) ========

WEIGHTED AVERAGE
SHARES OUTSTANDING	12,032,494 ==========	11,249,472 ==========	10,812,188 ==========

See accompanying notes to consolidated financial statements.

PHYSICIANS REMOTE SOLUTIONS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	For the Period April 5, 2005
	Ended	Ended	(Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,084)	$ (32,451)	$ (266,495)
Adjustments to reconcile net loss to net cash
from operating activities:
Non-cash items:
Stock based compensation	-0-	25,000	137,593
Depreciation and amortization	36	2,793	20,597
Change in assets and liabilities-
Decrease in accrued expenses	(5,500)	(3,475)	32,112
Change in taxes payable	-0-	-0-	1,029
Net cash used in operating activities	(6,548)	(8,133)	(75,164)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer and computer equipment	-0-	-0-	(1,913)
Net cash used in investing activities	-0-	-0-	(1,913)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock in private placement, net of registration costs	500	-0-	81,200
Capital contribution	-0-	-0-	84
Payable to shareholder	-0-	-0-	-0-
Net cash provided by financing activities	500	-0-	81,284
NET INCREASE (DECREASE) IN CASH	(6,048)	(8,133)	4,207
CASH AT BEGINNING OF PERIOD	10,255	27,329	-0-
CASH AT END OF PERIOD	$ 4,207 =======	$ 19,196 ==========	$ 4,207 ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Issuance of shares of common stock as stock based compensation	-0-	25,000	32,427
Fair Value of Option Issued	-0-	-0-	-0-

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

NOTE B - GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company has incurred cumulative net operating losses of $266,495 since inception. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenues through operations. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – SUBSEQUENT EVENT CHANGE OF CONTROL AND MANAGEMENT

On March 13, 2008, four persons, Alex Kestenbaum, Morden C. Lazarus, Rene Arbic and Peter Varadi, concluded the purchase of an aggregate of 9,017,008 shares of the Company’s common stock, including all the shares owned by the previous officers and directors, out of a total of 12,035,008 shares outstanding or an aggregate of 74.92% of the outstanding shares of the Company. Rene Arbic was elected President and Chief Executive Officer and Alex Kestenbam was elected Secretary and Treasurer

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Our limited marketing plan, which remains in effect, will consist primarily of the following:

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

Item 3(a)(T). Controls and Procedures.

An evaluation was conducted by our then Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(d)

 Not Applicable

(e)

Not applicable.

(f)

No class of our equity securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 6.  Exhibits.

Exhibit Number	Description
3.01	Articles of Incorporation. (1)
3.02	Bylaws. (1)
4.01	Form of Specimen Stock Certificate for the registrant’s Common Stock. (1)
31.1	Amended Rule 13a-14(a) Certification of Rene Arbic. (2)
31.2	Amended Rule 13a-14(a) Certification of .Alex Kestenbaum (2)
32.1	Amended Section 1350 Certification of Rene Arbic (2)
32.2	Section 1350 Certification of Alex Kestenbaum (2)

_________________

(1)

Filed as an exhibit to our registration statement on Form SB-2 and hereby incorporated by reference.

(2) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                       PHYSICIANS REMOTE SOLUTIONS, INC.

Date:  April 25, 2008                                    By:  /s/ Rene Arbic

                                                                             Rene Arbic

                                                                             Principal Executive Officer

                                                                             /s/ Alex Kestenbaum

                                                                             Alex Kestenbaum,

                                                                            Principal Financial Officer and

                                                                            Chief Accounting Officer