Form 10-Q
period 2008-03-31
Physicians Remote Solutions, Inc.
filed 2008-07-21
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending May 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________ to ____________

Commission File Number: 333-131599

Hipso Multimedia, Inc. and Subsidiary

(Formerly Physicians Remote Solutions, Inc.)

(Exact name of small business issuer as specified in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

22-3914075

(I.R.S. Employer Identification No.)

550 Chemin du Golf, Suite 202, Ile des Soeurs,

Quebec, Canada, H3E 1A8.

 (Address of principal executive offices)

514-380-5353

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X _       No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes _______ No __X__

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 31, 2008 there were 12,035,008 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):  Yes _____ No __X__

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
(FORMERLY PHYSICIANS REMOTE SOLUTIONS, INC.) (A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	May 31, 2008	November 30, 2007
	Unaudited	Audited

ASSETS

Current Assets

Cash	$-	$10,255

Other Assets

Licensing Rights, Net Of Amortization	-	-
Computer And Computer Equipment, Net Of
Accumulated Depreciation	1,280	1,352

Total Assets	$1,280	$11,607

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

Accounts Payable	$1,426	$-
Advances - Valtech Communications Inc.	6,845
Accrued Expenses	32,563	37,612
Taxes Payable	1,029	1,029

Total Liabilities	$41,863	38,641

STOCKHOLDERS' EQUITY

Stockholders' Equity

Common Stock Authorized 100,000,000 Shares: Par
Value $0.00001; 12,035,008
Shares Issued And Outstanding At May 31, 2008 And
November 30, 2007 Respectively	$120	$120
Additional Paid In Capital	238,757	238,257
Deficit Accumulated During Development Stage	(279,460)	(265,411)

Total Sockholders Equity (Deficit)	$(40,583)	$(27,034)

Total Liabilities And Stockholders' Equity	$1,280	$11,607

See accompanying notes to consolidated financial statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
(FORMERLY PHYSICIANS REMOTE SOLUTIONS, INC.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

							For The Period
							Aprl 5, 2005
		Three Months Ended			Six Months Ended		(Inception) To
		May 31,			May 31,		May 31,
		2008	2007		2008	2007	2008

COSTS AND EXPENSES

Research And Development	$		$-	$		$-	$19,915
Depreciation And Amortization		36	2,793		72	5,586	20,633
Othr Expenses		12,929	58,248		13,977	87,906	237,883
Income Taxes							1,029

Total Costs And Expenses		12,965	61,041		14,049	93,492	279,460

Net Loss		$(12,965)	$(61,041)		$(14,049)	$(93,492)	$(279,460)

Net Loss Per Common Share (Basic And Diluted)		$(0.01)	$(0.01)		$(0.01)	$(0.01)	$(0.03)

Weighted Average Shares Outstanding		12,030,008	11,515,829		12,030,008	11,339,332	10,865,013

See accompanying notes to consolidated financial statements

HIPSO MULTIMEDIA, INC AND SUBSIDIARY
(FORMERLY PHYSICIANS REMOTE SOLUTIONS, INC.)
(A development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOW
Unaudited

			For The Period
			April 15, 2005
	Six Months Ended		(Inception) To
	May 31,	May 31,	May 31,
	2008	2007	2008

CASH FLOW FROM OPERATING ACTIVITIES

Net Loss	$(14,049)	$(93,492)	$(279,460)

Adjustments To Reconcile Net Loss To Net Cash
From Operating Activities:

Non Cash Items:

Stock Based Compensation		66,000	137,593
Depreciation And Amortization	72	5,586	20,633

Change In Assets And Liabilities:

Increase (Decrease) In Accounts Payable	1,426	-	1,426
Increase (Decrease) In Accrued Expenses	(5,049)	3,731	32,563
Change In Taxes Payable	-	-	1,029

Net Cash Used In Operating Activities	$(17,600)	$(18,175)	$(86,216)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase Of Computer And Computer Equipment	-		(1,913)

Net Cash Used In Investing Activities	-	-	(1,913)

CASH FLOW FROM FINANCING ACTIVITIES

Issuance Of Common Stock In Private Placement,	500		81,200
Advances- Valtech Communications Inc.	6,845		6,845
Net Of Registration Costs	-	10,000	-
Capital Contribution	-	-	84

Net Cash Provided From Financing Activities	7,345	10,000	88,129

NET INCREASE (DECREASE) IN CASH	(10,255)	(8,175)	-

CASH AT BEGINNING OF PERIOD	10,255	27,329	-

CASH AT END OF PERIOD	$-	$19,154	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES

Issuance Of Shares Of Common Stock As Stock
Based Compensation	-	60,000	98,427
Fair Value Of Option Issued	-	6,000	22,000

See accompanying notes to consolidated financial statements

Hipso Multimedia, Inc. and Subsidiary

(Formerly Physicians Remote Solutions, Inc.)

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Physician Remote Solutions, Inc. and Subsidiary, annual report on Form 10-KSB for the year ended November 30, 2007.

NOTE B – GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company has incurred cumulative net operating losses of $279,460 since inception.  Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenues through operations. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – SUBSEQUENT EVENT CHANGE OF CONTROL AND MANAGEMENT

On March 13, 2008, four persons, Alex Kestenbaum, Morden C. Lazarus, Rene Arbic and Peter Varadi, concluded the purchase from existing shareholders of an aggregate of 9,017,008 shares of the Company’s common stock, including all the shares owned by the previous officers and directors, out of a total of 12,035,008 shares outstanding or an aggregate of 74.92% of the outstanding shares of the Company. Rene Arbic was elected President and Chief Executive Officer and Alex Kestenbam was elected Secretary and Treasurer

The Company, on June 2, 2008, acquired all the issued and outstanding common shares of Valtech Communications Inc., a Canadian corporation that owns and operates a triple play (telephone, internet and TV channels distribution) network in Canada via fiber. Valtech presently offers its retail customer base IP telephony, internet bandwidth in 10 Mbps increments and 83 television channels all based on IP of broadcast quality. Valtech also services hotel and retirement homes by offering bulk long term agreements to its commercial customers. In consideration, 40,000,000 shares of the Company’s. were issued.

Valtech has chosen Ericsson's IPTV solution as part of the expansion of its technology base. Using Ericsson's IPTV technology, Valtech will be able to provide new and value-added television services to its customers. The Ericsson solution consists of next-generation broadband access, multi-service edge routers, world-leading video compression, IPTV middleware, and content distribution platforms. The next-generation broadband infrastructure makes it much easier to combine data, voice and video services. The solution will enable Valtech to offer a wide range of standard, high-definition broadcast channels and interactive services.

The Company, on July 7, 2008, changed its name to Hipso Multimedia, Inc.

Valtech Communications Inc. advanced $6,845 to pay expenses.  The advances are non interest bearing and no specific repayment terms.

The company received $500 in a private placement of 5,000 common shares in the first quarter ending February 29, 2008.

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

We have begun preliminary development upon a mobile edition of the DR SPEAK system at no additional cost. Further proposed development in the second and third quarters of 2008 will require additional funding for one or two programmers to complete within the year. We do not now have any available funds for further development

Our current product continues to be ready for sale into the marketplace and we are actively seeking additional sales representatives to offer our product on a commission basis.

Our limited marketing plan, which remains in effect, will consist primarily of the following:

Advertising in industry publications for which we intend to spend approximately $2,500.

Those advertisements will focus on the proposed Dr. SPEAK Mobile Edition.  Among the publications in which we are considering for advertisements of the
Dr SPEAK system are Physicians Practice, Medical Economics, and AAMI Journal.

We may attend one or more trade shows this year that we have not yet selected.

We continue not to pay any rent or cash executive compensation at this time and the previous checking accounts have been closed by paying down accrued auditing fees.

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

Regardless of the amount of funds available to us for marketing, we intend to continue to pursue strategic alliances with complementary businesses in an effort to enter medical offices. The complementary businesses we intend to solicit are those that have developed and maintain marketing channels to our potential customers. Examples of those businesses are sellers of office supplies, medical record software and medical billing software. If we are successful in creating strategic alliances, we would be able to take advantage of one or more existing sales forces without the payment of any amounts other than commissions based upon sales.The strategic alliances that we intend to pursue relate to the inclusion of the DR SPEAK system in the product lines of complementary businesses. Our target complementary businesses are companies that:

a.

Offer software or systems that lack a medical billing function and have an existing client base of 50 or more;

b.

Directly sell products or services to medical offices having not more than five physicians; and

c.

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

1.

Filed as an exhibit to our registration statement on Form SB-2 and hereby incorporated by reference.

(2)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 21, 2008	By:	/s/ Rene Arbic
Rene Arbic Principal Executive Officer
/s/ Alex Kestenbaum
Alex Kestenbaum, Principal Financial Officer and Chief Accounting Officer

