Form 10-Q
period 2008-08-31
Hipso Multimedia, Inc.
filed 2008-11-20
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending August 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________to ____________

Commission File Number: 333-131599

Hipso Multimedia, Inc.

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

Yes _X_       No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _______ No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 31, 2008 there were 54,338,508 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):Yes ___No _X_

ITEM 1.  FINANCIAL STATEMENTS.

HIPSO MULTIMEDIA INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
Unaudited

August 31, 2008

ASSETS

Current Assets

Cash In Bank	$-
Accounts Receivable	108,328
Sundry Receivables	9,058
Deposits & Prepaids	518

Total Current Assets	117,904

Other Assets

Deferred Development Costs	336,657

Total Other Assets	336,657

Total Assets	$454,561

LIABILITIES AND STOCKHOLDERS" EQUITY (DEFICIT)

LIABILITIES

Current Laibilities

Bank Indebtedness	$455,894
Sundry Liabilities	17,944
Accounts Payable	145,964
Advances Payable	8,345
Accrued Expenses	31,063
Taxes Payable	1,029

Total Current Liabilities	660,239

Long Term Liabilites

Loans Payable to Shareholders	467,513

Total Long Term Liabilities	467,513

Total Liabilities	1,127,752

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, Authorized 100,000,000 Shares; Par Value $ 0.00001;
Issued And Outstanding 54,338,508 Shares At August 31, 2008	543
Additional Paid In Capital	381,997
Accumulated Deficit	(1,078,598)
Comprehensive Income (Loss)	22,867

Total Stockholders' Equity (Deficit)	(673,191)

Total Liabilities And Stockholders' Equity (Deficit)	$454,561

See accompanying notes to consolidated financial statements

HIPSO MULTIMEDIA INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
Unaudited

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

Revenue	$118,316	$25,128	$291,846	$46,716

Cost Of Goods Sold	89,467	22,178	369,520	30,965

Gross Profit	28,849	2,950	(77,674)	15,751

General And Administrative Expenses	150,436	72,209	732,083	163,629

Operating Profit (Loss)	(121,587)	(69,259)	(809,757)	(147,878)

Interest Expense	(7,094)	(4,153)	(21,081)	(6,386)

Net Income (Loss)	$(128,681)	$(73,412)	$(830,838)	$(154,264)

Net Loss Per Common Share (Basic And Diluted)	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Shares Outstanding			24,373,008	12,030,008

See accompanying notes to consolidated financial statements

HIPSO MULTIMEDIA INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CAHS FLOW
Unaudited

	NINE MONTHS ENDED
	August 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(830,838)	$(154,264)

Adjustments To Reconcile Net Loss To Net Cash Flows Used In
Operating Activities

Amortization of Deferred Costs	131,297	29,977
Stock Based Compensation	382,020
Changes In Operating Assets And Liabilities
Increase In Accounts Receivable	(56,371)	(22,664)
Decrease in Sundry Receivables	15,829	1,310
Increase In Sundry Liabilities	218	2,120
Increase In Accounts Payable	2,721	48,137

Net Cash Used In Operating Activities	(355,124)	(95,384)

CASH FLOW FROM INVESTING ACTIVITIES

Development Costs	(44,678)	(233,090)

Net Cash Used In Investing Activities	(44,678)	(233,090)

CASH FLOW FROM FINANCING ACTIVITIES

Loans From Shareholders	200,497	56,808
Bank Overdraft Facility	199,305	236,200

Net Cash Provided From Financing Activities	399,802	293,008

INCREASE (DECREASE) IN CASH	-	(35,466)
EFFECT OF EXCHANGE RATE ON CASH	-	(6,666)

CASH BALANCE BEGINNING OF PERIOD	-	42,132

CASH BALANCE END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSUREE

Interest Paid	$21,081	$6,386

Hipso Multimedia, Inc. and Subsidiary

(Formerly Physicians Remote Solutions, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the nine months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

NOTE B	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,078,598 and has negative working capital of $542,335. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C ACQUISITION

The Company, on June 2, 2008, acquired all the issued and outstanding common shares of Valtech Communications Inc., a Canadian corporation that owns and operates a “triple play” (telephone, Internet and TV distribution) network in Canada via fiber. Valtech presently offers its retail customer base IP telephony, internet bandwidth in 10 Mbps increments and 83 television channels all based on IP of broadcast quality. Valtech also services hotel and retirement homes by offering bulk long term agreements to its commercial customers. 40,000,000 shares of the Company’s common stock were issued in the exchange.

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

The Company, on July 7, 2008, changed its name to Hipso Multimedia, Inc.

NOTE D REVERSE MERGER

On June 2, 2008 Valtech Communication, Inc (“Valtech”) Valtech, entered into a share exchange agreement with the Company and issued 40,000,000 shares of its common stock to acquire Valtech.  In connection with the share exchange agreement, Valtech became a wholly owned subsidiary of the Company and Valtech’s officers and directors became the officers and directors of the Company.  Prior to the merger, the Company had a business but did not have the resources to advance it. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (Valtech) into a operating public corporation with nominal net assets is considered a capital transaction.  Accordingly, for accounting purposes, the merger has been treated as an acquisition of the Company by Valtech and a recapitalization of the Company.  The historical financial statements for the nine months ended August 31, 2008 and 2007 are those of Valtech.  Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

NOTE E FOREIGN CURRENCY TRANSLATION

For 2008and 2007, the Company considered the Canadian dollar to be its functional currency.  Assets and liabilities were translated into US dollars at the balance sheet exchange rates.  Statement of operations amounts were translated using the average rate during the period.  Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income, a separate component of stockholders’ equity.

NOTE F SHORT TERM FINANCING

The company has an overdraft facility with a Canadian bank for $500,000 Canadian at August31, 2008. The loan is personally guaranteed by the principal shareholders and has an interest rate of 1.5% over Canadian prime rate. The balance of the loan at August 31, 2008 was $455,894.

NOTE G NOTES PAYABLE TO SHAREHOLDERS

At August 31, 2008 the three principal shareholders of the Company had advanced $467,513 Canadian to the Company for working capital. The loans are non interest bearing and have no specific repayment date.

NOTE H STOCK HOLDERS EQUITY

On March 13, 2008 the Company issued 120,000 shares of its common stock for services rendered. The shares were valued at market which was $0.06 per share.

On June 2, 2008 the Company issued 40,000,000 shares of its common stock in a reverse merger with Valtech Communication, Inc. The shares were issued at par value.

On June 6, 008 the Company issued 583,500 shares of its common stock for legal services. The shares have been valued at market which was $0.12 per share.

On April 16, 2008 the Company issued 1,600,000 shares of its common stock to consultants in connection with the reverse merger. The shares were valued at market which was $0.19 per share.

On August 14, 008 the Company issued 5000 share of its common stock to consultants. The shares were valued at market which was $0.16 per share.

NOTE I SUBSEQUENT EVENTS

The Company issued 550,000 share of its common stock to consultants subsequent to August 31, 008. The shares were valued at market.

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

We began preliminary development upon a mobile edition of the DR SPEAK system. Further proposed developments were postponed to the fourth quarter of 2009 in order to concentrate funding and resources on our new acquisition Valtech Communications, Inc. (“Valtech”). We will require additional funding to implement marketing and business development strategies. We do not now sufficient funds for further development of DR SPEAK at this time.

Valtech offers low-cost, highly reliable service of Digital Phone, Digital Voice, High-Speed Internet and Digital TV backed by fast, friendly and live customer service. We have since grown and expanded our services by teaming up with Ericsson in order to provide an-end-to end IPTV solution consisting of IPTV middleware, video on demand, network based PVR, IPTV head ends, content protection, IPTV infrastructure, system integration and IPTV applications such as games. We do not have sufficient funds to complete our current transaction with Ericsson. We would need to raise additional funds in order to consummate our current agreement with Ericsson.

We intend to use our resources to sell our services to new building complexes and existing hotel chains. Further we intend to use some resource to advertising in industry publications. Additionally we intend to develop our website and promote its presence in order to increase web traffic and possible sales to new clients. (www.valtech.ca)

We may attend one or more trade shows in the forthcoming fiscal year although we have not selected the specific shows to attend.

We intend to seek additional funds through the private sale of equity securities. We intend to use the net proceeds to increase our marketing activities and to pay industry compatible cash salaries to our executives and staff. If our capital resources permit, we intend to hire additional full time salespersons, who among other activities, would engage in direct solicitations. We have received no commitment for additional capital and there can be no assurance that we will be able to acquire additional capital on terms that may be unfavorable to us, if at all.

Regardless of the amount of funds available to us for marketing, we intend to continue to pursue strategic alliances with complementary businesses in an effort to enter expend our services. The complementary businesses we intend to solicit are those that have developed and maintain marketing channels to our potential customers.

Our business requires the purchase electronic hardware and cables as well as the equipment to install such material into new and existing apartment complexes, businesses and hotels. We do not have sufficient funds to purchase the hardware, cables, or equipment. We would need to raise additional funds in order to purchase and install the electronic hardware and cables as well as the equipment required for our business. We expect to obtain these funds through debt instruments or through the sale of equity.

We have no off-balance sheet arrangements.

Item 3(a)(T). Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 20, 2008	By:	/s/ Rene Arbic
Rene Arbic Principal Executive Officer
/s/ Alex Kestenbaum
Alex Kestenbaum, Principal Financial Officer and Chief Accounting Officer