Form 10-K
period 2008-11-30
Hipso Multimedia, Inc.
filed 2009-03-24
CIK 1345865

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _____________________

Commission File Number: 333-131599

HIPSO MULTIMEDIA, INC.

(Name of Registrant in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	22-3914075 (I.R.S. Employer Identification No.)
550 Chemin du Golf, Suite 202, Ile des Soeurs, Quebec, Canada (Address of Principal Executive Offices)	H3E 1A8 (Zip Code)
514-380-5353 (Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act [  ] Yes   [x] No.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    [  ] Yes   [x] No

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K.  . [  ] Yes  [x] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a Registrant.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Registrant [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [x] No

The issuer’s revenues for the fiscal year ended November 30, 2008 were $383,381.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed fiscal quarter; $1,239,810.

PART I

Item 1.  Business.

The Registrant was formed as a Florida corporation in April 2005 under the name Physicians Remote Solutions, Inc. The Registrant filed a registration statement with the Securities and Exchange Commission on February 6, 2006 which became effective on January 16, 2007. The Registrant’s shares trade on the OTC Bulletin Board.

The Registrant had obtained the rights to manufacture and sell a telephone based voice activated billing and records entry system designed for use by physicians called “DR SPEAK.” DR SPEAK was designed to simplify the entry of patient information and the processing of billing claims by physicians and provide the flexibility for physicians to enter patient data and submission of claims by telephone in approximately five minutes. Because many physicians are frequently away from their office environment, devoting sufficient time to record billing information is often difficult. DR SPEAK permits a physician to call via telephone into a computer system with a voice compliant modem and answer some basic questions in natural English. The computer software is designed to store a record of a patient encounter (voice and text), and also generate a bill or claim. When paired with specific software, the medical claims can then be submitted to many major insurance carriers electronically. Post acquisition, management of the Registrant determined that it should devote its management and financial resources to Valtech and has made no attempt to market DR SPEAK.

On May 30, 2007 the Registrant entered into an agreement to acquire all of the issued and outstanding common shares of Valtech Communications Inc. (“Valtech”), a Canadian corporation, in consideration of 40,000,000 shares of the Registrant’s common stock. The effective date of the reverse merger  was June 2, 2008.

On July 7, 2007 the Registrant changed its name to Hipso Multimedia, Inc.; and on August 8, 2008, it changed its trading symbol from PHYU.OB to HPSO.OB, reflecting its change of name. The new name and symbol reflected the acquisition of Valtech Telecommunications Inc., a “triple play” – telephone, Internet, and television communications company, located in Montreal, Canada.

Headquartered near Montreal, Canada, Valtech owns and operates a “triple play” network providing digital TV, voice over internet protocol (VoIP) and high-speed internet access all via fiber optic cable. Initially targeting the multi-dwelling unit (MDU) market in Montreal and eventually throughout Canada, Valtech offers its retail customer base a bundled package including IP telephony, internet bandwidth in 5 and 10 megabytes per second (Mbps) increments, and 83 television channels. Valtech also targets hotels, hospital and retirements homes by offering bulk long term agreements to these commercial customers.

Valtech has signed a letter of intent with Ericsson for the implementation, maintenance and market development of an internet protocol television (IPTV) platform. Using Ericsson's IPTV technology, Valtech will be able to provide new and value-added television services to its customers. The Ericsson solution consists of next-generation broadband access, multi-service edge routers, world-leading video compression, IPTV middleware, and content distribution platforms. The next-generation broadband infrastructure makes it much easier to combine data, voice and video services. The solution will enable Valtech to offer a wide range of standard, high-definition broadcast channels and interactive services.

While many sectors of the economy are struggling to survive, the rapid growth of IPTV continues.   Market experts predict global growth of over 30% annually for the next few years and AT&T recently reported Q3 08 growth of over 40% in U-verse subscribers. The challenge for Valtech is to make IPTV as broadly accessible as possible in its target markets, and then to provide the high-speed internet access and VoIP bundled package to realize the triple-play opportunity. Valtech has negotiated a partnership with Ericsson to build and operate a hub for IPTV. The proposed joint venture with Ericsson awaits a definitive agreement and then funding, as to which there is no guarantee. If the partnership commences operations, Valtech is very well-positioned for this highly attractive market opportunity.

Valtech currently offers two triple play packages.  Each includes free installation as well as high speed internet, digital TV, and VoIP.  The packages are differentiated as follows:

Emeraude

-

Price: Cdn$69.99 / month (US$56.63)

-

Very high speed internet: 1 meg/sec in and out

-

Digital TV: 43 channels plus 30 Galaxie channels

VoIP with Caller Id, Voicemail, Email Voicemail, Call Waiting, Transfer on no answer,

Transfer on Call Busy, Permanent Transfer, Caller Id on Call Waiting

Saphir

-

Price: Cdn$119.99 / month (US$97.10)

-

Very high speed internet: 3 meg/sec in and out

-

Digital TV: 80  channels plus 30 Galaxie channels

       VoIP with Caller Id, Voicemail, Email Voicemail, Call Waiting, Transfer on no answer, Transfer  on Call Busy, Permanent Transfer, Caller Id on Call Waiting, Unlimited calls to the US and Canada.

Item 1A. Risk Factors

The Registrant’s limited operating history makes it difficult for an investor to evaluate the Registrant’s past performance and prospects

The Registrant’s operating subsidiary, Valtech, was formed and commenced offering its services in 2006. Thus, the Registrant has limited historical financial and operating data upon which an investor can evaluate its business and prospects. This limited operating history makes it very difficult for investors to evaluate or predict our ability to, among other things, retain customers, generate and sustain a revenue base sufficient to meet operating expenses, and achieve profitability.

The Registrant cannot predict the growth or ultimate size of the market for integrated telecommunications services or for IPTV because it is rapidly evolving.

Valtech intends to enter the IPTV (interactive television) market. Since the industry for this service is new and because the technologies services are rapidly evolving, the Registrant cannot accurately predict the rate at which the market for our services will grow, if at all or whether emerging technologies will render our services less competitive or obsolete. If the market for these services fails to develop or grows more slowly than the Registrant currently anticipates, the Registrant’s business, prospects, financial condition and results of operations could face material adverse effects.

The Registrant’s business model is unproven.

The Registrant’s business model and strategy may not be successful. If the assumptions underlying the business model are not valid or if the Registrant is unable to implement the business plan, achieve predicted levels of market penetration or obtain the desired level of pricing of services for sustained periods, the business may not succeed. The Registrant focuses on selling directly to consumers and through hotels and apartment buildings. It may never be able to achieve significant market acceptance, favorable operating results or profitability.

The Registrant’s losses will continue in the future.

The Registrant has incurred losses and experienced negative operating cash flow since our formation. It expects to continue to incur significant losses and negative operating cash flow for the foreseeable future. If revenue does not grow as it expects or if its capital and operating expenditures exceed its plans, then the Registrant’s business, prospects, financial condition and results of operations will face materially adverse effects.

The price for the Registrant’s communications services may decrease in time to levels that make it impossible to achieve profitability or positive cash flow.

Prices for communications services have historically decreased over time. The Registrant expects that prices for the Registrant’s telecommunications services will decrease only after IPTV will have hit a sales plateau when market becomes saturated. In management’s opinion, saturation will not occur for at least five years. In that event, the Registrant may have to reduce prices in order to remain competitive. The inability to sell services at desired pricing levels would significantly impair its ability to achieve profitability.

The market in which the Registrant operates is highly competitive and it may not be able to compete effectively.

The market for telecommunications and Internet services  is extremely competitive. The Registrant faces competition on price and quality of service from traditional and new communications companies with longer operating histories, more established customer relationships, greater financial, technical and marketing resources, larger customer bases and greater brand or name recognition. Furthermore, companies that may seek to enter our markets may expose us to severe price competition and technological developments. Any of these factors may limit the Registrant’s ability to compete effectively.

The Registrant expects to require additional funds in the future in order to grow its business.

The Registrant will be required to raise additional capital through the issuance of debt or equity securities.. The actual amount and timing of future capital requirements will depend upon a number of factors, including:

-

the number of new markets it enters and the timing of entry;

-

the rate and price at which customers purchase services;

-

the level of marketing required to attract and retain customers; and

-

opportunities to invest in or acquire complementary businesses.

Failure to manage growth could have a detrimental effect on the Registrant’s business.

The Registrant anticipates increasing the number and rate of installations. This rapid growth would place a significant strain on management, financial controls, operations, personnel and other resources. If the Registrant fails to manage its anticipated rapid growth, its business will be harmed. If it is unable to provide its existing customers with adequate service and if it does not institute adequate financial and reporting systems, managerial controls and procedures, its financial condition will be adversely affected. It is currently implementing operational support systems to bill customers, process customer orders and coordinate with vendors and contractors. To manage growth effectively, it must successfully implement these systems on a timely basis and continually expand and upgrade these systems as our operations expand.

The Registrant’s success depends in large part on its retention of executive officers.

The Registrant is managed by a small number of executive officers. Competition for qualified executives in the telecommunications industry is intense, and there are a limited number of persons with comparable experience. The Registrant depends upon its executive officers, and in particular Rene Arbic, President and Chief Executive Officer, to execute its business strategy and manage employees. The Registrant does not have employment agreements with any of its executive officers (Rene Arbic has an employment contract with Valtech), so any of these individuals may terminate his or her employment at any time,  nor does it have "key person" life insurance policies on any of its executive officers. The loss of these key individuals would have a material adverse effect on the Registrant’s business.

If the Registrant fails to recruit and hire qualified personnel in a timely manner or to retain its employees, it will not be able to execute its business strategy.

The Registrant’s strategy is to continue expanding its presence in Quebec Province and then expand to other provinces in Canada. In order to execute this strategy, it must identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. If it cannot hire and retain a sufficient number of qualified employees, it will not be able to expand as planned. The Registrant may be unable to identify, hire or retain employees with experience in the telecommunications industry. Any failure to attract suitable employees would adversely affect its business.

The Registrant may make acquisitions of complementary businesses in the future which may disrupt its business and be dilutive to existing stockholders.

The Registrant intends to consider acquisitions of businesses in the future. Acquisitions of businesses and technologies involve numerous risks, including the diversion of the attention of management, difficulties in assimilating the acquired operations, loss of key employees from the acquired company and difficulties in transitioning key customer relationships. In addition, acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any of these factors could materially harm the Registrant’s business or operating results.

The Registrant’s quarterly operating results are likely to fluctuate significantly, causing its stock price to be volatile.

The Registrant cannot accurately forecast quarterly revenue and operating results, which may fluctuate significantly from quarter to quarter. If quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of its common stock could fall substantially. Its quarterly revenue and operating results may fluctuate as a result of a variety of factors, many of which are outside our control, including:

-

the amount and timing of expenditures relating to the rollout of services;

-

the rate at which it is able to attract and retain customers;

-

the availability of future financing to continue expansion;

-

technical difficulties;

-

the introduction of new services or technologies by our competitors and

-

pressures on the pricing of services.

The Registrant’s principal stockholders and management own a significant percentage of its capital stock and are  able to exercise significant influence over the Registrant.

The Registrant’s executive officers and directors and principal stockholders together beneficially own a majority of the total voting power of the Registrant. Accordingly, these stockholders, as a group, will be able to determine the composition of the board of directors will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over the Registrant’s affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of the Registrant or otherwise discouraging a potential acquirer from attempting to obtain control of our company, which in turn could have a material and adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

Item 2. Properties

The Registrant occupies modern office space of approximately 2,500 square feet in a building owned by Groupe Canvar. Groupe Canvar is owned by Peter Varadi, a major stockholder. The occupancy is on a month to month basis, without a lease and without payment of rent.

Item 3. Legal Proceedings.

The Registrant has brought an action against its transfer agent and two shareholders demanding a stop on the transfer of shares issued, and cancellation of those shares and options to purchase additional shares, and payment of share subscriptions based on breach of contract. The Registrant is not a party to any other litigation and does not believe that any litigation is pending or threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the year ended November 30, 2008 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Since the first quarter of 2007, the Registrant’s common stock has been traded in the over-the-counter market and has been quoted on the Over-The Counter Bulletin Board under the symbol PHYU and subsequently under the symbol HPSO. The trading market is extremely limited and sporadic and should not be considered to constitute an established trading market. The following table sets forth the range of high and low bid prices for the common stock for the fiscal quarters indicated. The 2007 table is taken from data provided by Yahoo Finance and the 2008 table is taken from data provided by Google Finance.

Quarter Ended	Low	High
February 28, 2007	$.02	$.10
May31, 2007	$.02	$.10
August 31, 2007	$.02	$.10
November 30, 2007	$.02	$.06

Quarter Ended	Low	High
February 28, 2008	$.05.	$.09
May 31, 2008	$.02	$.19
August 31, 2008	$.01	$.18
November 30, 2008	$.07	$.19

All quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Shareholders.

On March 13, 2009, the Registrant’s common stock was held of record by approximately 25 holders. Additional shareholders may hold shares in “street name” and are not included in this total.

Dividends.

The Registrant has never declared or paid any cash dividends on its capital stock and does  not anticipate paying any cash dividends on its capital stock in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors. In addition, it may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although it has no current plans to do so. Other than financial ability, it has no legal, contractual or corporate constraints against the payment of dividends.

Securities Authorized for Issuance for Equity Compensation.

The Registrant has provided for compensation under which equity securities have been issued to its general counsel in the amount of 583,500 shares of common stock and to its internal accountant in the amount of 120,000 shares of common stock.

Sales of Unregistered Equity Securities

The following information relates to equity securities we sold during the fiscal year ended November 30, 2007 and 2008 that were not registered under the Securities Act of 1933.

In August 2006, the Registrant entered into an employment agreement with Christopher LaRose pursuant to which Mr. LaRose served as the Registrant’s President and CEO. The Registrant issued 666,672 shares to Mr. LaRose in the fiscal year ended November 30, 2007.

In December 2006 the Registrant issued 5,000 shares of our common stock to Envisionit Media, Inc. for services rendered.

In May 2007, the Registrant sold 100,000 shares of our common stock to an individual for $10,000.

In May 2007, the Registrant issued 100,000 shares of our common stock to Vincent DiGaetano for services rendered.

The following information relates to equity securities we sold during the fiscal year ended November 30, 2008 that were not registered under the Securities Act of 1933.

On March 13, 2008 the Registrant issued 120,000 shares of its common stock to Antonio P. Moura for internal accounting services which have been rendered. The shares were valued at market which was $0.06 per share.

On June 2, 2008 the Registrant issued 40,000,000 shares of its common stock in a reverse merger  with Valtech Communication, Inc. The shares were issued at par value.

On March 13, 2008 the Registrant issued 583,500 shares of its common stock to Joel Pensley, Esq. for legal services which have been rendered. The shares have been valued at market which was $0.06  per share.

On March 13, 2008 the Registrant issued 600,000 shares of its common stock to consultants in connection with consulting contracts to prepare a formal evaluation of the Company’s business including the creation of a marketing, sales, information and customer service plan. Additionally, the Company issued 2,400,000 stock options, exercisable at $0.06 per share.  Of the 2,400,000 options, 1,000,000 vested immediately and were exercised; 400,000 vested on May 1, 2008, and the balance vested at the rate of 200,000 per month commencing June 1, 2008.   The shares were valued at market which was $0.06 per share and the options were valued at $22,820 utilizing the Black-Scholes pricing model. A stop order was entered against the stock transfer agent relating to 600,000 of those shares.

On August 25, 2008, the Registrant issued 250,000 shares of its common stock in connection with the exercise of stock options.

On November 4, 2008, the Registrant issued 250,000 shares of its common stock in connection with the exercise of stock options.

Item 6. Selected Financial Data

Not applicable to Smaller Reporting Companies

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere to the financial statements. This discussion may contain forward-looking statements which are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of many events could differ materially from those anticipated in forward looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere.

Forward-Looking Statements

To the extent that statements in the report are not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking. All forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany these forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Forms 10-Q; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

Overview

In June 2007, we began to concentrate funding and resources on our new acquisition Valtech Communications, Inc. (“Valtech”).

Valtech offers low-cost, highly reliable service of Digital Phone, Digital Voice, High-Speed Internet and Digital TV backed by fast, friendly and live customer service. We have since grown and expanded our services by teaming up with Ericsson in order to provide and-end-to end IPTV solution consisting of IPTV middleware, video on demand, network based PVR, IPTV head ends, content protection, IPTV infrastructure, system integration and IPTV applications such as games. We do not have sufficient funds to complete our current transaction with Ericsson. We would need to raise additional funds in order to consummate our letter of intent with Ericsson.

We intend to use our resources to sell our services to new building complexes and existing hotel chains.  Further we intend to use some resource to advertising in industry publications. Additionally we intend to develop our website and promote its presence in order to increase web traffic and possible sales to new clients (www.valtech.ca)

We intend to seek additional funds through the private sale of equity securities. We intend to use the net proceeds to increase our marketing activities and to pay industry compatible cash salaries to our executives and staff. If our capital resources permit, we intend to hire additional full time salespersons, who among other activities, would engage in direct solicitations. We have received no commitment for additional capital and there can be no assurance that we will be able to acquire additional capital on terms that may be unfavorable to us, if at all.

Regardless of the amount of funds available to us for marketing, we intend to continue to pursue strategic alliances with complementary businesses in an effort to enter and expand our services. The complementary businesses we intend to solicit are those that have developed and maintain marketing channels to our potential customers.

Our business requires the purchase of electronic hardware and cables as well as the equipment to install such material into new and existing apartment complexes, businesses and hotels. We do not have sufficient funds to purchase the hardware, cables, or equipment. We would need to raise additional funds in order to purchase and install the electronic hardware and cables as well as the equipment required for our business. We expect to obtain these funds through debt instruments or through the sale of equity.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

Cash and Cash Equivalents.

The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. At November 30, 2008, the Company had cash of $19. At November 30, 2008 the company had no cash equivalents.

Accounts Receivable.

Management periodically reviews the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had no bad debt expenses at November 30, 2008 and 2007, respectively. The Company accounts receivable for the year ended November 30, 2008 were $85,592 and $80,787 for the year ended November 30, 2007.

Deferred Costs

The Company’s deferred development costs were $240,420 at November 30, 2008 and $362,817 at November 30, 2007. The Company recorded $78,876 amortization expense for the year ended November 30, 2008 and $67,476 for the year ended November 30, 2007. The Company’s deferred development costs are amortized over five (5) years.

Revenue Recognition

The Company’s wholly owned subsidiary, Valtech Communications, Inc. owns and operates a triple play (telephone, internet and TV channels distribution) network in Canada via fiber optic cable to individual customers, hotels and retirement homes. The Company bills its subscribers on a monthly basis and recognizes the monthly revenue based upon the specific plan selected by the subscriber. The Company also provides contract services to wire commercial buildings with fiber optic cable in order to provide for similar services.

Property and Equipment.

Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 – 7 years for equipment. The Company does not own real estate. The Company, for the year ended November 30, 2008, had $15,824 of equipment and, for the year ended November 30, 2007, had $27,426 of equipment.

Financial Operations Overview.

Results of Operations.

Comparison of the twelve months ended November 30, 2008 and 2007

Revenue

Sales revenue for the twelve months ended November 30, 2008 was $383,381 compared to $123,324 for November 30, 2007. The Company’s sales increase was $260,057 which represents a 210.87% increase from prior year. The Company’s subsidiary, Valtech Communication, Inc. accounted for one hundred per cent (100%) of revenues for November 30, 2008 and 2007 respectively. The Company’s increase in revenue is attributed to securing new customers.

Cost of Sales

Cost of Sales for the twelve months ended November 30, 2008 was $497,572 compared to $61,633 for November 30, 2007. The Company’s cost of sales increase was $435,839 which represents a 706.01% increase from prior year due to higher costs associated with the increase in sales.

General and Administrative Expenses

General and Administrative Expenses for the twelve months ended November 30, 2008 was $605,709 compared to $201,082 for November 30, 2007. The Company’s general and administrative expenses increase was $404,627 which represents a 201.22% increase from prior year due to higher costs related to increase in sales as well as $231,226 of stock based compensation in 2008.

Depreciation and Amortization

Depreciation and amortization for the twelve months ended November 30, 2008 was $85,197 compared to $73,536 for November 30, 2007. The Company's depreciation and amortization increase was $11,661 which represents a 15.86% increase from prior year due to the amortization of the Company's deferred developement cost.

Interest Income

Interest Income for the twelve months ended November 30, 2008 was $11 compared to $117 for November 30, 2007. The Company’s interest income was $106 less than the prior year which represents a 90.60 % decrease. The Company had less cash for the year ended November 30, 2008 resulting in less interest income as compared to November 30, 2007.

Interest Expense

The Company’s interest expense for the twelve months ended November 30, 2008 was $26,982 compared to $11,262 for November 30, 2007. The increase of $15,270 represents a 139.58% increase compared to the prior year. This was the direct result of increases in line of credit draw for working capital.

Loss on Disposal of Fixed Assets

The loss on disposal of fixed assets of $1,256 for the year ended November 30, 2008 represents the loss of the disposal of computer and computer equipment previously used for the development of the DR. SPEAK system prior to the merger with Valtech.

Cash Flow from Operating Activities

The net cash used in operating activities for the twelve months ended November 30, 2008 was $(454,316) compared to $(12,972) for November 30, 2007. The net use of cash flows from operating activities for the twelve months ended November 30, 2008 consisted of a net loss of $(833,324), offset by depreciation and amortization of $85,197, non cash stock compensation of $231,226, contributed expense by management of $40,106, loss on disposition of fixed assets of $1,256 together with changes in operating assets and liabilities of $21,223. The net use of cash flows from operating activities for the twelve months ended November 30, 2007 consisted of a net loss of $(224,172), offset by depreciation and amortization of $73,536 together with changes in operating assets and liabilities of $137,664.

Cash Flow from Investing Activities

The net cash flow in investing activities for the twelve months ended November 30, 2008 was $397,740 consisting of a bank loan of $163,910 and loans payable to shareholders of $233,830 compared to $422,958 consisting of a bank loan of $287,971 and loans payable to shareholders of $134,987 for the twelve months ended November 30, 2007.

Cash Flow from Financing Activities

The net cash flow from financing activities for the twelve months ended November 30, 2008 consisted of deferred development costs of $(31,712) and deferred development costs of $(428,791) for the twelve months ended November 30, 2007.

Effect of Exchange Rate on Cash

The Company benefited from the Canadian exchange rate total of $78,925 for the twelve months ended November 30, 2008 compared to $858 for the twelve months ended November 30, 2007.

Cash end of Year

The Company cash decreased $(9,363) to $19 at November 30, 2008 compared to a decrease of $(17,947) to $9,382 at November 30, 2007.

Item 8 Financial Statements and Supplementary Data

 HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

Contents

Report of Independent Registered Public Accounting Firm

F 1

Consolidated Balance Sheets

F 2

Consolidated Statements of Operations

F 3

Consolidated Statements of Cash Flows

F 4

Consolidated Statement of Stockholders’ Deficit

F 5

Notes to Consolidated Financial Statements

F 7

Meyler & Company, LLC

Certified Public Accountants

One Arin Park

1715 Highway 35

Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders

HIPSO Multimedia, Inc.

Montreal, Canada

We have audited the accompanying consolidated balance sheets of HIPSO Multimedia, Inc. and subsidiary as of November 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HIPSO Multimedia, Inc.  as of November 30, 2008 and 2007, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C of the notes to the consolidated financial statements, the Company has incurred net losses of $833,324 and $224,172 for the years ended November 30, 2008 and 2007, and had an accumulated deficit of $1,133,901 and working capital deficiency of $994,176 at November 30, 2008. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to subsequent operating activities are also described in Note C.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

March 20, 2009

Middletown, NJ

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
	November 30,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$ 19	$ 9,382
Accounts receivable	85,592	80,787
Prepaid expenses and other current assets	7,800	553
Total Current Assets	93,411	90,722

FIXED ASSETS
Office equipment, less accumulated depreciation
of 10,549 and 6,518 at November 30, 2008 and 2007, respectively	15,824	27,426

OTHER ASSETS
Deferred development costs, less accumulated amortization
of 125,563 and 72,579 at November 30, 2008 and 2007, respectively	246,420	362,817

Total Assets	$ 355,655	$ 480,965

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Loan payable to bank	$ 396,459	$ 288,112
Loan payable to shareholders	464,423	284,973
Accounts payable	131,273	151,803
Accrued expenses	95,432	57,420
Total Current Liabilities	1,087,587	782,308

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001, 100,000,000 shares authorized,
54,888,508 and 52,035,008 issued and outstanding at November 30, 2008
and 2007, respectively	549	520
Additional paid-in capital	271,303	-
Accumulated deficit	(1,113,901)	(280,576)
Accumulated other comprehensive income (loss)	110,117	(21,287)
Total Stockholders' Deficit	(731,932)	(301,343)

Total Liabilities and Stockholders' Deficit	$ 355,655	$ 480,965

See accompanying notes to consolidated financial statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended November 30,
	2008	2007

REVENUE	$ 383,381	$ 123,324

COSTS AND EXPENSES
Cost of sales	497,572	61,733
Depreciation and amortization	85,197	73,536
Administrative expenses	605,709	201,082
Total Costs and Expenses	1,188,478	336,351

OPERATING LOSS	(805,097)	(213,027)

NON-OPERATING INCOME (EXPENSE)
Interest income	11	117
Interest expense	(26,982)	(11,262)
Loss on disposal of fixed assets	(1,256)	-
Total Non-Operating Expense	(28,227)	(11,145)

NET LOSS	$ (833,324)	$ (224,172)

Net loss per common share (Basic and Diluted)	$ (0.02)	$ (0.01)

Weighted average shares outstanding	53,692,041	51,501,800

See accompanying notes to consolidated financial statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended November 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (833,324)	$ (224,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,197	73,536
Stock based compensation	231,226	-
Contributed expenses by management	40,106	-
Loss on disposition of fixed assets	1,256	-
Changes in operating assets and liabilities:
Accounts receivable	(11,119)	(55,451)
Prepaid expenses and other current assets	(16,455)	(16,072)
Accounts payable	8,436	143,925
Accrued expenses	40,361	65,262
Net cash used in investing activities	(454,316)	(12,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan payable to bank	163,910	287,971
Loan payable to shareholders	233,830	134,987
Net cash provided by investing activities	397,740	422,958

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred development costs	(31,712)	(428,791)
Net cash used in financing activities	(31,712)	(428,791)

EFFECT OF EXCHANGE RATE ON CASH	78,925	858

DECREASE IN CASH	(9,363)	(17,947)
CASH, BEGINNING OF YEAR	9,382	27,329
CASH, END OF YEAR	$ 19	$ 9,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	25,072	11,262

See accompanying notes to consolidated financial statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
November 30, 2008
					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income( Loss)	Deficit
Balance, November 30, 2006	11,158,336	$ 112	$ 145,099	$ (125,489)	$ -	19,722

Issuance of stock to President for services
at $0.10 per share	666,672	6	66,660	-	-	66,666
Issuance of stock to Director for services
at $0.10 per share	100,000	1	9,999	-	-	10,000
Issuance of stock for services
at $0.10 per share	5,000	-	500	-	-	500
Issuance of stock in private placement
at $0.10 per share	100,000	1	9,999	-	-	10,000
Fair value of option extended to individual			6,000	-	-	6,000
Net loss for the year ended November 30, 2007	-	-	-	(139,922)	-	(139,922)
Shares issued in Private Placement at $0.10
per share	5,000	-	500	-	-	500
Balance prior to reverse merger	12,035,008	120	238,757	(265,411)	-	(26,534)

Equity of Valtech Communications, Inc.	265	265	-	(29,616)	-	(29,351)
Elimination of Valtech Communications, Inc.	(265)	(265)	265	-	-	-
Issuance of HIPSO Multimedia Shares
in reverse merger	40,000,000	400	(400)	-	-	-
Capitalization of HIPSO Multimedia, Inc.	-	-	(238,622)	238,622	-	-
Net loss for the year ended
November 30, 2007 - Valtech	-	-	-	(224,172)	-	(224,172)
Foreign currency translation	-	-	-	-	(21,286)	(21,286)
Balance November 30, 2007	52,035,008	520	-	(280,577)	(21,286)	(301,343)

Issuance of stock in connection with
legal services at $0.06 per share	583,500	5	25,220	-	-	25,225
Issuance of stock in connection with
internal accounting service at $0.06 per share	120,000	1	5,187	-	-	-
Issuance of stock in connection with
consulting contract at $0.06 per share	600,000	6	35,994	-	-	36,000
Exercise of stock options	1,000,000	10	59,990	-	-	60,000
Issuance of stock shares in connection with
investor relations contract at $0.06 per share	50,000	1	1,992	-	-	1,993
Exercise of options	250,000	3	44,997	-	-	45,000
Exercise of options	250,000	3	34,997	-	-	35,000
Fair value of rent contributed by
major shareholder	-	-	40,106	-	-	40,106
Fair value of stock options	-	-	22,820	-	-	22,820
Loss for the year ended November 30, 2008	-	-	-	(833,324)	-	(833,324)
Foreign currency translation	-	-	-	-	131,403	131,403
Balance November 30, 2008	54,888,508	$ 549	$ 271,303	$ (1,113,901)	$ 110,117	(731,932)

See accompanying notes to consolidated financial statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 and 2007

NOTE A - NATURE OF BUSINESS

HIPSO Multimedia, Inc. (the “Company”) formerly Physicians Remote Solutions, Inc., a Florida corporation incorporated in April 2005, operates a “triple play” network providing digital TV, voice over internet protocol (Voip) and a high-speed internet access all via fiber optic cable.  The Company targets the multi-dwelling unit market in Montreal and eventually throughout the Canadian market.  The Company offers its retail customer base a bundled package including IP telephony, internet bandwidth in 5 and 10 megabytes per second (Mbps) increments and 83 television channels.  The company also targets hotels, hospitals, and retirement homes by offering bulk long-term agreements to their connected customers.

NOTE B - REVERSE MERGER

On June 2, 2008, HIPSO Multimedia, Inc., hereafter referred to as “HIPSO” (formerly Physicians Remote Solutions, Inc.) entered into a share exchange agreement with Valtech Communications, Inc. (“Valtech”) and issued 40,000,000 shares of its common stock to acquire Valtech. In connection with the share exchange agreement, Valtech became a wholly owned subsidiary of HIPSO and the Valtech officers and directors became the officers and directors of HIPSO.  Prior to the merger, HIPSO was a public corporation which did not generate revenues.  Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, Valtech, into a public corporation (HIPSO) without income and with nominal net assets is considered a capital transaction.  Accordingly, for accounting purposes, the merger has been treated as an acquisition of the Company by Valtech and a recapitalization of the Company.  The historical financial statements for the years ended November 30, 2008 and 2007 are those of Valtech.  Since the merger is a recapitalization and not a business combination, pro-forma information is not presented.

NOTE C - GOING CONCERN AND MANAGEMENT PLANS

As shown in the accompanying consolidated financial statements, the Company has incurred net losses of   $833,324 and $224,172 for the years ended November 30, 2008 and 2007, an accumulated deficit at November 30, 2008 of $1,113,901 and a working capital deficiency of $994,176.  Management’s plans include the raising of capital through the equity markets to fund future operations and generating revenue through its business.  Even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes.  Actual results could differ from those estimates.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 and 2007

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.  There are no cash equivalents at November 30, 2008 and 2007, respectively.

Fixed Assets and Related Depreciation

Fixed assets consist principally of office equipment.  Fixed assets are stated at cost, and are depreciated using the straight line method over the estimated useful lives of the respective assets of 5 years.  Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized.  When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business.  The carrying values of accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, and using estimated tax rates in effect for the year in which the differences are expected to reverse.  The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized.  In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income and the character of income tax assets and tax planning strategies.  A change to these factors could impact the estimated valuation allowance and income tax expense.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position.  The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 and 2007

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

Adoption of FIN 48 did not have a material impact on the Company’s operations or financial condition.

Net Income (Loss) Per Common Share

The Company computes per share amounts in accordance with SFAS No. 128, “Earnings per Share.”  SFAS No. 28 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period.  A fully diluted calculation is not presented since the results would be anti-dilutive.

Revenue Recognition

The Company receives revenue from subscribers to its triple play network in which it provides digital TV, voice over internet protocol (Voip) and high speed internet access, all via fiber optic cable. The Company bills its subscribers on a monthly basis and recognizes the monthly revenue based upon the specific plan selected by the subscriber. The company additionally provides contracted services to wire commercial buildings with fiber optic cable in order to provide for similar services.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method.

The Company accounts for employee stock-based compensation and stock issued for services using the fair value method.  In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares used for services is the date at which the counterparty’s performance is complete.

For services for which the Company issues its common stock, the Company utilizes the fair value of its common stock at month-end and accrues the value of shares to be issued in Stockholders’ Equity, even if the shares have not yet been issued.  Accordingly, earnings per share computations are adjusted.

Effective January 1, 2006, the Company adopted the provisions of (1) FAS 123 R, which requires the Company to recognize stock-based compensation in the financial statements for all share-based payment awards made to employees and directors based upon the grant date fair value of those awards, and (2) SAB 107, which provides guidance to public companies relating to adoption of FAS 123 R.

FAS 123 R applies to stock options granted under the Company’s employee and director stock option plans.

Impairment of Long-Lived Assets

The Company reviews property, plant, and equipment and certain identifiable intangibles for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 and 2007

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets (Continued)

assets is measured by comparing the carrying amount to future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and patents are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value.  No such impairment was recognized for the years ended November 30, 2008 and 2007, respectively.

Deferred Costs

The Company has the exclusive subscriber rights to a number of hotels, commercial facilities, and apartment buildings.  In this connection, the Company has provided the internet fiber optic wiring, equipment, and switches to operate its “triple play’ network in which it can provide digital TV, voice over internet protocol (Voip) and high speed internet access.  The costs of providing the wiring, equipment, and switches as well as the in-house installation labor have been capitalized and are being amortized over 5 years.

Advertising Expenses

Advertising expenses are included in Administrative expenses on the Statement of Operations and are expensed as incurred.  The Company incurred $4,753 and $2,039 in advertising expenses for the years ended November 30, 2008 and 2007, respectively.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements.  In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets).  In February 2008, the FASB approved a FASB Staff Position ("FSP") that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued.  The Company intends to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company adopted SFAS 157 on January 1, 2008.  Adoption of SFAS 157 did not have a material impact on the consolidated results of operations, cash flows or financial position.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008.  Adoption of SFAS 157 did not have a material impact on the Company results of operations, cash flows or financial position.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for acquisitions made after November 30, 2009.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  SFAS No. 160 is effective for the first quarter of 2010.  The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective in November 2008. Its adoption is not expected to have a material impact on the Company's consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is required to be retrospectively applied. The Company is currently evaluating the impact that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.

NOTE E - OFFICE EQUIPMENT

Office equipment consists of the following:

                                                                              November 30,

                                                                                                                                      2008                     2007

Office and computer equipment

$26,373

$33,944

Less accumulated depreciation

 (10,549)

   (6,518)

$15,824

$27,426

Depreciation expense for the years ended November 30, 2008 and 2007 was $6,321 and $6,060, respectively.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 and 2007

NOTE F - DEFERRED COSTS

The Company’s deferred costs are summarized below:

                                                                              November 30,

                                                                                                                                    2008                     2007

Deferred costs

$371,983

$435,396

Less accumulated amortization

 (125,563)

   (72,579)

$246,420

$362,817

Amortization expense for the years ended November 30, 2008 and 2007 was $78,876 and $67,476, respectively and is charged to cost of sales.

NOTE G - LOANS PAYABLE TO BANK

The Company has a line of credit with the National Bank of Canada aggregating $396,459 ($500,000 Canadian) at November 30, 2008.  The loan bears interest at the rate of 1.25% over the Canadian prime rate. The loan is due on demand and is secured by personal guarantees of the three principal shareholders and the assets of the Company.  The weighted average interest rates on these loans were 6.56% and 7.51% for the years ended November 30, 2008 and 2007, respectively.

NOTE H - LOANS FROM RELATED PARTIES

At November 30, 2008 and 2007, the Company has loans from the Company’s three principal shareholders aggregating $464,423 ($574,000 Canadian).  The loans bear interest at the rate of 10% per annum on all advances by individual shareholders in excess of $150,000 Canadian.  The loans have no specific repayment date and are unsecured.

NOTE I - STOCKHOLDERS’ DEFICIT

On March 12, 2008, a change of control occurred with respect to Physicians Remote Solutions, Inc. and on June 2, 2008 Physicians Remote Solutions, Inc. was reverse merged into Valtech Communications, Inc. a Canadian company and the Company’s  name was changed to HIPSO Multimedia Communication, Inc.   In connection with the reverse merger, 40,000,000 restricted shares of the public company common stock were exchanged for Valtech Communications’ common stock.  The shares were issued at par.

On March 13, 2008, the Company issued 583,500 restricted shares of its common stock in connection with a legal service contract commencing March 18, 2008 for one year.  Stock based compensation in the amount of $25,225 was recorded as compensation expense for the year ended November 30, 2008.  The balance of the contract aggregating $9,785 will be recorded as compensation expense for the year ended November 30, 2009. The shares were valued at $0.06 per share, the current market value at date of issuance.

On March 31, 2008, the company issued 120,000 restricted shares of its common stock in connection with internal accounting services contract commencing March 18, 2008 for one year.  Stock based compensation in the amount of $5,188 was recorded as compensation expense for the year ended November 30, 2008.  The balance of the contract aggregating $2,012 will be recorded as compensation expense for the year ended November 30, 2009.  The shares were valued at $0.06 per share, the current market value at date of issuance.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 and 2007

NOTE I - STOCKHOLDERS’ DEFICIT (CONTINUED)

On March 13, 2008, the Company entered into consulting contracts with two individuals to prepare a formal evaluation of the Company’s business including the creation of a marketing, sales, information management, and customer service plan.  The agreement requires the issuance of 600,000 restricted shares valued at $0.06 per share, the current market price at date of issuance, and the issuance of 2,400,000 stock options exercisable at $0.06 per share.  Of the 2,400,000 options issued, 1,000,000 options vested immediately, 400,000 options vested on May 1, 2008, and the balance vest 200,000 per month commencing June 1, 2008.  See Note N - Subsequent Event - Litigation

On August 25, 2008, the Company issued 50,000 restricted shares to a consultant under an investor relations agreement.  The shares were valued at $0.15 per share, the current market price at the date of issuance.  The contract is for a one year period commencing August 25, 2008.  Accordingly, stock based compensation in the amount of $1,993 was recorded as compensation expense in the year ended November 30, 2008.  The balance aggregating $5,507 will be recorded as compensation expense in the year ended November 30, 2009.

On August 25, 2008, the Company issued 250,000 free-trading shares of its common stock in connection with the exercise of stock options.

On November 4, 2008, the Company issued 250,000 free-trading shares of its common stock in connection with the exercise of stock options.

NOTE J - STOCK OPTIONS

The Company accounts for stock-based compensation using the fair value method under SFAS 123R.  SFAS 123R requires the cost of employee services received for awards of equity instruments, such as stock options and restricted stock, to be recorded at the fair value on the date of the grant.  The value of restricted stock awards, based upon market prices, is amortized over the requisite service period.  The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period.  During the years ended November 30, 2008 and 2007, stock based compensation was $231,226 and $0, respectively.

On April 7, 2008, in connection with consulting contracts, 2,400,000 options were issued.  These options have a five year life and are exercisable at $0.06.  These options vested and are exercisable as follows: 1,000,000 immediately, 400,000 on May 1, 2008 and 200,000 each month from June 1, 2008 through October 1, 2008.  These options were valued at using the Black-Scholes Pricing Model and the following assumptions:

Volatility	25%
Risk free rate	2.53%
Expected life	5 years
Dividend yield	0%

Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a company believed to have market and economic characteristics similar to its own.  Expected term is estimated based on the simplified method allowed under Staff Accounting Bulletin No. 107, issued by the United States Securities and Exchange Commission, for options valued using the Black-Scholes valuation model.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 and 2007

NOTE J - STOCK OPTIONS (CONTINUED)

The 1,000,000 options which vested immediately were exercised upon issuance.  The Company did not receive the required option payments of $60,000 from the holders.  The Company is in litigation (See Litigation section within Note M) to recover these amounts, along with other matters, from the consultants.  As the collectibility of these amounts is uncertain, the entire $60,000 has been expensed by the Company.  The remaining 1,400,000 vested but unexercised options were valued at $22,820, or $0.0163 per option, based upon the above assumptions.

On August 25, 2008 and October 30, 2008, the Company issued a total of 600,000 options to two consultants.  Of these options, 500,000 vested upon issuance and 100,000 vested equally on February 4, 2009 and March 4, 2009.  These options have a three year life and are exercisable at $0.05.  These options were issued in the money as the market value of the underlying shares was $0.18 and $0.14 on August 25, 2008 and October 30, 2008, respectively.  The fair value of these options was determined to be the intrinsic value at the date of issuance, or $32,500 (or $0.13 per share) and $22,500 (or $0.09 per share) on August 25, 2008 and October 30, 2008, respectively.  Additionally, the Company did not receive the total required option payments of $25,000.  As the collectibility of these amounts is uncertain, the entire $25,000 has been expensed by the Company.  100,000 options valued at $9,000 were unvested at November 30, 2008.

The following is a summary of the Company’s options:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2006	-	-	-	-
Granted	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, November 30, 2007	-	$ -		$ -
Granted	3,000,000	0.06	2.43
Exercised	(1,500,000)	(0.06)	0.00
Cancelled	-	-	-
Outstanding, November 30, 2008	1,500,000	$ 0.06	4.87	$ 121,000
Exercisable, November 30, 2008	1,400,000	$ 0.06	5.00	$ 112,000

NOTE K - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company's subsidary, Valtech, has an employment agreement with its Chief Executive Officer.  The agreement commenced October 1, 2006 and terminates on September 30, 2007 and is renewable upon mutual agreement of the Company and its Chief Executive officer.  The original agreement provided for a salary of $80,000 plus benefits.

Operating Lease

The company leases a vehicle for the Chief Executive Officer.  The lease is a 36 month lease commencing November 1, 2006.  The monthly installment is $617 per month. The total remaining commitment under the lease approximates $8,025.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 and 2007

NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Office Space

The Company occupies approximately 2,500 square feet of office space owned by Groupe Connor.  Groupe Connor is owned by a principal shareholder of the Company.  The occupancy is on a month to month basis, without a lease and without payment of rent.  The Company has occupied the space since February 1, 2008.  Accordingly, a rent expense charge was recorded at the fair value of the applicable rent and with the offset to additional paid in capital aggregating $40,106.

NOTE L - PROVISION FOR INCOME TAXES

The Federal and State income tax provision (benefit) is as follows:

December 31,
	2007	2006
Current
Federal	$ -	$ -
State	-	-
Deferred
Federal	-	-
State	-	-
Total	$ -	$ -

There is no significant difference between the effective income tax rate and the statutory Federal income tax rate.

The Company has a deferred tax asset of approximately $281,000 at November 30, 2008.   The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards.  SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, the  Company  has  recorded  a  valuation  allowance  for  the   entire  deferred  tax  asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at November 30, 2008.

The Company’s net operating loss carry forwards amounted to approximately $937,634 at November 30, 2008 which will expire through 2028.

NOTE M - CONCENTRATION OF CREDIT RISK

On November 30, 2008, $35,409, or 41% of the Company’s accounts receivable were with two customers.  Of this amount, $14,635, or 17%, was with a customer related to a significant shareholder of the Company.

On November 30, 2007, $33,466, or 41% of the Company’s accounts receivable were with two customers.

NOTE N - SUBSEQUENT EVENTS

Litigation

The Company has initiated litigation against two former consultants.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 and 2007

NOTE N - SUBSEQUENT EVENTS (CONTINUED)

Litigation (Continued)

In 2008, the Company entered into a consulting contract with two individuals to prepare a formal evaluation of the Company’s business including marketing, sales, information management, and a customer service plan.  The consulting agreement provides for the issuance of 600,000 restricted shares of the Company’s common stock and the issuance of 2,400,000 stock options of which 1,000,000 were exercised.

Management is of the opinion that these individuals did not perform according to the contract and is attempting to block the removal of the restriction on the 600,000 shares issued, and cancel the unexercised options.  The outcome of the litigation is undeterminable at the present time.  The 600,000 shares are reflected as outstanding in the accompanying financial statements and stock based compensation recorded of $36,000.  Additionally, the fair value of the options have been recorded aggregating $22,820 and a provision aggregating $60,000 has been recorded for the amount due for the option exercise price since the consultants have not paid the option price to date.

Stock Options

On December 19, 2008, the Company issued 250,000 shares in connection with an investor relations agreement.  The shares were valued at $0.29 per share, the then current market price.

On January 21, 2009, the Company issued 100,000 shares of its common stock to the Chief Executive Officer.  The shares were valued at $0.21 per share, the then current market price.

On January 26, 2009, the Company issued 85,000 shares of its common stock to an attorney for legal services.  The shares were valued at $0.17 per share, the then current market price.

On February 13, 2009, the Company issued 50,000 shares of its common stock upon the exercise of 50,000 stock options.  The options had an exercise price of $0.06 per share.  The $3,000 exercise price has been set up as a subscription receivable.

Item 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

Not Applicable

Item 9A(T) Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of November 30, 2008.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of November 30, 2008, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee as of November 30, 2008.

In 2007, the Company engaged a new Chief Executive Officer and Chief Financial Officer. As a result, new management has only recently begun to address these deficiencies. Management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we have taken the following remedial measures:

We intend to hire in the near future an accountant with extensive experience in internal control and U.S. GAAP reporting compliance, and together with our Chief Financial Officer and Chief Executive Officer will oversee and manage the financial reporting process and required training of the accounting staff:

The Company intends to review its financial and accounting staff and where appropriate make changes to include personnel who are knowledgeable with respect to U.S. generally accepted accounting principles, Public Company Accounting Oversight Board Standards and financial reporting under SEC requirements.

We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before end of 2008. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

In 2009, we intend to appoint additional directors to serve on an audit committee.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Except for a material weakness in corporate adjustments and controls relating to contracts, our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of November 30, 2008. The material weakness in internal controls over financial reporting and controls relating to contracts has been addressed by the Company. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

I. Directors, Executive Officers and Significant Employees

The following are our directors and executive officers. We have no other significant employees.  Each director holds such position until the next annual meeting of our shareholders and until his respective successor has been elected and qualifies.

Name	Age	Positions
Rene Arbic	56	President, Chief Executive Officer and Director
Alex Kestenbaum	47	Secretary, Treasurer and Director.

Management

Rene Arbic has served as President of the Registrant since June 2, 2008. From 2002 to the present he serves as a member of the board of directors of ISEE3D, a 3D camera development company. He was a founder in 2006 and serves as President of Valtech Communications Inc., Montreal, Quebec, Canada, a telecommunications company offering “triple play” - a telephony, Internet and IPTV distributor. In 2004, he founded and served as director general, from 2004 to 2006, of C.E.R., Longueuil, a renewable energy consultant, with operations in Senegal, Algeria, Comoros, and Madagascar. From 2002 to 2004, Mr. Arbic was a free lance International telecommunications consultant for companies in Russia, Slovakia, Senegal, Algeria, and Colombia,). From 2001 to 2002, he was President of GSI Technologies, an entertainment company.

In 1998, he founded and, until 2001 served as President & CEO of Bridgepoint International, a telecommunications collocation facilities builder and operator. In 1997, he founded and managed until1998, Rave Communications International, a New York and Montreal telecommunications consultancy. He was associated with Stentor International, Morristown, New Jersey (on loan from Bell Canada) from 1992 to-1997 as Director of Canadian Marketing (1992-1994) and Director of United States Marketing (1994-1997). From 1990 to 1991, Mr. Arbic was Director National Accounts for AT&T Montreal; and from 1991 to 1992 director of governmental accounts for Cellular Canada Montreal. From 1975 to 1990, Mr. Arbic served in various capacities for Bell Canada including technician, (1975 to 1982); and Director of Sales and Marketing (1984 to 1990). Mr. Arbic is a 1974 graduate of the Edward Montpetit College of Business Administrations.

Alex Kestenbaum has since June 2, 2008, served as Treasurer of the Registrant. Since 2004 he has served as Vice President Finance of Canvar Groupe, Inc.,. a Montreal, Quebec - based general contractor and administrator specializing in the construction and renovation in industrial, commercial and residential development including large-scale projects for developers, institutions and various governments. From 1997 to 2004, he was Chief Financial Officer, Chief Information Officer and Controller of Econo-Malls Management Corp., Montreal, Quetec, a manager of properties it wholly owns on behalf of limited partnerships, joint ventures, and third parties. From 1990 to 1997, Mr. Kestenbaum was Controller and Financial Manager of Canvar Groupe Inc. and from 1988 to 1990 was Controller And Property Administrator of Adlexco Management Ltd., a Montreal-based property manager. From 1984 to 1988 he was Auditor and an Accountant for Appel & Partners, a chartered accounting firm located in Montreal. Mr. Kestenbaum received his D. E. C. in Pure and Applied Sciences from Vanier C.E.G. E. P. in 1981 and his Bachelor of Commerce in Accounting from Concordia University in 1984.

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

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because, based upon our small size and scarcity of assets, we believe that there is no need to do so.

Item 11. Executive Compensation

Summary Compensation Table.

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the following for all services rendered in all capacities to us: all individuals serving as our chief executive officer (CEO) or acting in a similar capacity during the fiscal years ended November 30, 2007 through November 30, 2008, regardless of compensation level (the “Named Executive Officers”). None of our other executive officers who were serving as executive officers at November 30, 2007 or November 30, 2008 had a total annual salary and bonus in excess of $100,000. There were no individuals for whom disclosure would have been provided pursuant to this paragraph but for the fact that the individual was not serving as an executive officer of us on November 30, 2008 and whose total annual salary and bonus, as so determined, was in excess of $100,000:

Director Compensation
Name	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rene Arbic *	2008	68,744	-	-	-	-	-	68,744
	2007	63,744	-	-	-	-	-	63,744

Christopher LaRose*	2007	66,674	-	-	-	-	-	66,674**

*Rene Arbic became Chief Executive Officer of the Registrant on June 2, 2008. He entered into a one year employment agreement to serve as President of the Registrant’s subsidiary, Valtech, on October 1, 2006 which agreement has been extended and is still in full force and effect under which he receives  a salary of Cdn $80,000 which converts to US$63,744. He receives no compensation for serving as President of the Registrant.

**In August 2006, the Registrant entered into a one year employment agreement with Christopher LaRose pursuant to which Mr. LaRose served as President and CEO. The Registrant issued Mr. LaRose 83,334 shares of the Registrant’s common stock per month. The above table reflects the issuance of an aggregate of 666,672 shares to Mr. Rose during the fiscal year ended November 30, 2007.Mr. LaRose earned these shares which have an aggregate value of approximately $66,674 based upon a value of $.10 per share.

Employment Agreements.

Valtech has entered into  an employment contract with its Chief Executive Office, Rene Arbic. Mr. Arbic services as President of the Registrant without compensation or a contract. Registrant has entered into retainer agreements with its general counsel and internal accountant.

Outstanding Equity Awards at Fiscal Year-End Table.

There were no outstanding equity awards at November 30, 2008 for the directors and executive officers of the Company.

Other Compensation.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. In addition, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Registrant or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

Compensation of Directors.

No remuneration is proposed to be paid in the future directly or indirectly by the Company to any director in that capacity. The Registrant currently has no independent directors.

Director Independence.

The Registrant does not have a nominating committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of November 30, 2008 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of any class of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class
Rene Arbic Peter Varadi* Alex Kenstenbaum** Morden Lazarus***	13,943,634 16,348,360 1,600,000 16,348,360	25.18% 29.53% 2.89% 29.53%
Officers and directors as a Group (2 persons)	15,543,634	28.07%

_________________

*

12,800,000 Shares are held by 9177-2541 Quebec, Inc. beneficially owned by Peter Varadi

**

The Shares are held by 9193-0578 Quebec, Inc, beneficially owned by Alex Kestenbaum

***

12,800,000 Shares are held by Interactive Classified Corporation beneficially owned by Morden Lazarus

Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions.

During the fiscal year ended November 30, 2007, the Registrant incurred legal fees of $10,142 to an affiliate of Jonathan B. Reisman who was a control person of the Registrant until March 13, 2008.

The Registrant occupies office space on a rent free basis in an office building owned by Groupe Canvar which is owned by Peter Varadi, a control person.

The Registrant has borrowed on a demand basis from control persons as follows. The loans bear interest at 10% on unpaid principal amounts over $150,000 per loan:

    2007

    2008

Peter Varadi

$  94,990

$ 160,606

Morden Lazarus

$  94,990

$ 160,606

Rene Arbic (President).

$  94,990

$ 117,320

Alex Kestenbaum (Treasurer)

$    -0-

$   25,891

Other than as set forth in this Annual Report, there have been no transactions since the beginning of the last fiscal year or any currently proposed transaction in which the Registrant was or is to be a participant:

Any of our directors or executive officers;

Any immediate family member of any of our directors or executive officers which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director or executive officer and any person (other than a tenant or employee) sharing the household of such director or executive officer or nominee;

Any security holder named in Item 12 of this Annual Report or any immediate family member of any such security holder who was in any of the following categories when a transaction in which such person had a direct or indirect material interest occurred or existed.

ITEM 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees for each of the last two fiscal years for professional services rendered by Meyler & Company, LLC for the audit of the  Registrant’s annual financial statements, and review of financial statements included in the Registrant’s quarterly reports on Form 10QSB and Form 10Q were  approximately $40,000 for fiscal 2008 and $15,000 for fiscal 2007.

All Other Fees.

The aggregate fees in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: $0.

ITEM 15. Exhibits, Financial Statement Schedules*.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Exhibit Number	Description
3.01	Articles of Incorporation. (1)
3.02	Bylaws. (1)
4.01	Form of Specimen Stock Certificate for the Registrant’s Common Stock. (1)
10.01	Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.02	Amendment of January 25, 2006 to Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.03	Services Agreement of June 12, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.04	Development Agreement of September 26, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.06	Employment Agreement as of August 1, 2006 by and between the Registrant and Christopher LaRose. (2) (4)
10.07	Non-Exclusive Sales Agreement of August 14, 2006 between Voxtech Products, Inc. and Northcoast Biomedical, Inc. (2)
10.08	Independent Sales Representative Agreement of September 5, 2006 by and between Voxtech Products, Inc., the Registrant and Daniel P. Elsbree. (2)
10.09	2008 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (5)
10.10	Acquisition of Valtech Communications, Inc. (6)
10.10	Certificate of amendment changing name to Hipso Multimedia, Inc. (7)
31.1	Rule 13a-14(a) Certification of Rene Arbic (8)

31.2	Rule 13a-14(a) Certification of Alex Kestenbaum. (8)
32.1	Section 1350 Certification of Rene Arbic (8)
32.2	Section 1350 Certification of Alex Kestenbaum (8)

_________________

(1)

Filed as an exhibit to the registration statement on Form SB-2 and hereby incorporated by reference.

(2)

Filed as an exhibit to Amendment No. 2 to the Registration statement on Form SB-2 and hereby incorporated by reference.

(3)

Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006 and hereby incorporated by reference.

(4)

Management contract or compensatory plan or arrangement

(5)

Filed as an exhibit to Form S-8 filed April 2, 2008 and hereby incorporated by reference.

(6)

Filed as an exhibit to Form 8K dated June 3, 2008 hereby incorporated by reference.

(7)

Referenced on Form 8K dated August 12, 2008 hereby incorporated by reference.

(8)

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2009	HIPSO MULTIMEDIA, INC. By: /s/Rene Arbic Rene Arbic President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Rene Arbic Rene Arbic	Principal Executive Officer, Director	March 20, 2009
/s/ Alex Kestenbaum Alex Kestenbam	Principal Financial Officer, Principal Accounting Officer and Director	March 20, 2009