Form 10-Q
period 2009-02-28
Hipso Multimedia, Inc.
filed 2009-04-14
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)

[X]Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

[   ]Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ____________

Commission File Number: 333-131599

HIPSO MULTIMEDIA, INC.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On April 10, 2009 there were -55,373,508 shares outstanding of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	February 28,	November 30,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 1,443	$ 19
Accounts receivable	63,170	85,592
Prepaid expenses and other current assets	34,890	7,800
Total Current Assets	99,503	93,411

FIXED ASSETS
Office equipment, less accumulated depreciation
of $10,351 and 10,549 at February 28, 2009 and November 30, 2008, respectively	25,904	15,824

OTHER ASSETS
Deferred development costs, less accumulated amortization of $123,713 and
$125,563 at February 28, 2009 and November 30, 2008, respectively	241,649	246,420

Total Assets	$ 367,056	$ 355,655

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Loan payable to bank	$ 341,721	$ 396,459
Loan payable to shareholders	605,535	464,423
Accounts payable	102,884	131,273
Accrued expenses	97,612	95,432
Total Current Liabilities	1,147,752	1,087,587

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001, 100,000,000 shares authorized,
55,373,508 and 54,888,508 issued and outstanding at February 28, 2009
and November 30, 2008, respectively	555	549
Additional paid-in capital	373,618	271,303
Accumulated other comprehensive income	147,161	110,117
Accumulated deficit	(1,302,030)	(1,113,901)
Total Stockholders' Deficit	(780,696)	(731,932)

Total Liabilities and Stockholders' Deficit	$ 367,056	$ 355,655

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	February 28,	February 29,
	2009	2008

REVENUES	$ 62,184	$ 67,175

COSTS AND EXPENSES
Cost of sales	39,578	54,871
Depreciation and amortization	18,366	18,273
Administrative expenses	189,832	94,572
Total Costs and Expenses	247,776	167,716

OPERATING LOSS	(185,592)	(100,541)

NON-OPERATING INCOME (EXPENSE)
Interest income	2,040	-
Interest expense	(4,577)	-
Other misc income	-	-
Total Non-Operating Expense	(2,537)	-

NET LOSS	$ (188,129)	$ (100,541)

Net loss per common share (Basic and Diluted)	$ (0.01)	$ (0.01)

Weighted average shares outstanding	55,101,787	52,032,494

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	February 28,	February 29,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (188,129)	$ (100,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,366	18,273
Stock based compensation	92,106	25,000
Contributed expenses by management	10,215
Loss on disposition of fixed assets	-
Changes in operating assets and liabilities:
Accounts receivable	22,422	(3,875)
Prepaid expenses and other current assets	(27,090)	(5,720)
Accounts payable	(28,389)	(62,605)
Accrued expenses	2,180	9,260
Net cash used in operating activities	(98,319)	(120,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan payable to bank	(54,738)	117,462
Loan payable to shareholders	141,112	14,233
Net cash provided by investing activities	86,374	131,695

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred development costs		(47,970)
Net cash used in financing activities	-	(47,970)

EFFECT OF EXCHANGE RATE ON CASH	13,369	28,350

DECREASE IN CASH	1,424	(8,133)
CASH, BEGINNING OF YEAR	19	27,329
CASH, END OF YEAR	$ 1,443	$ 19,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	4,577	-

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2009

(UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Hipso Multimedia, Inc. and Subsidiary, annual report on Form 10-K for the year ended November 30, 2008.

NOTE B - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred net losses of   $188,129 and $100,541 for the three months ended February 28, 2009 and February 29, 2008, respectively; an accumulated deficit at February 28, 2009 of $1,302,030 and a working capital deficiency at February 29, 2008, of $1,048,248.  Management’s plans include the raising of capital through the equity markets to fund future operations and generating revenue through its business. Even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C -REVERSE MERGER

The Company, on June 2, 2008, acquired all the issued and outstanding common shares of Valtech Communications Inc., a Canadian corporation that owns and operates a “triple play” (telephone, Internet and TV distribution) network in Canada via fiber optics. Valtech presently offers its retail customer base IP telephony, internet bandwidth in 10 Mbps increments and 83 television channels all based on IP of broadcast quality. Valtech also services hotel and retirement homes by offering bulk long term agreements to its commercial customers. Forty million (40,000,000) shares of the Company’s common stock were issued in the exchange.

In connection with the share exchange agreement, Valtech became a wholly owned subsidiary of the Company; and Valtech’s officers and directors became the officers and directors of the Company. Prior to the transaction, the Company had a business but did not have the resources to advance it. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (Valtech) into an operating public corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the agreement has been treated as an acquisition of the Company by Valtech and a recapitalization of the Company. The historical financial statements for the three months ended February 28, 2009 and February 29, 2008 are those of Valtech. Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

NOTE D- FOREIGN CURRENCY TRANSLATION

For the first quarter of fiscal 2009 and 2008, the Company considered the Canadian dollar to be its functional currency. Assets and liabilities were translated into US dollars at the balance sheet exchange rates. Statement of operations amounts were translated using the average rate during the period. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income, a separate component of stockholders’ equity.

NOTE E - SHORT TERM FINANCING

The Company has an overdraft facility with a Canadian bank for $500,000 Canadian at February 28, 2009. The loan is personally guaranteed by four principal shareholders and has an interest rate of 1.5% over Canadian prime rate. The balance of the loan at February 28, 2009 was US$341,271.

NOTE F - NOTES PAYABLE TO SHAREHOLDERS

At February 28, 2009, the four principal shareholders of the Company had advanced US$605,535 to the Company for working capital. The loans bear interest at 10% per year above Cdn$150,000 (US$119,085 as of February 28, 2009). The loans have no specific repayment dates and are unsecured.

NOTE G - STOCKHOLDERS EQUITY

On January 21, 2009, the Company issued 100,000 shares of common stock to its President and CEO for services.  These shares were recorded at their market price of $0.21 per share, or $21,000, at the date of issuance.

On January 26, 2009, the Company issued 85,000 shares of common stock for legal services.  These shares were recorded at their market price of $0.17 per share, or $14,450, at the date of issuance.

The Company issued 300,000 shares in first quarter ended February 28, 2009.pursuant to the exercise of stock options.  The Company did not receive the required option payments of $15,000 from the consultant and thus included these amounts as administrative expenses.

During the first quarter ended February 28, 2009, the Company occupied office space which is owned by a principal shareholder. Accordingly, a rent expense charge was recorded at the fair value of the applicable rent and with the offset to additional paid in capital aggregating $10,215.

During the first quarter ended February 28, 2009, $12,156 in stock based compensation was recognized for services performed for which shares were issued in 2008.

NOTE H – STOCK OPTIONS

The following is a summary of the Company’s outstanding stock options for the three months ended February 28, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2008	1,500,000	$ 0.06	4.87	$ 121,000
Granted	250,000	0.05	3.00
Exercised	(300,000)	(0.05)	0.00
Cancelled	-	-	-
Outstanding, February 28, 2009	1,450,000	$ 0.06	4.10	$ 58,500
Exercisable, February 28, 2009	1,400,000	$ 0.06	4.10	$ 56,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes appearing elsewhere in the financial statements. This discussion may contain forward-looking statements which are based upon current expectations that involve risks and uncertainties. The Company’s actual results and the timing of many events could differ materially from those anticipated in forward looking statements as a result of many factors.

Forward-Looking Statements

To the extent that statements in the report are not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking. All forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Forms 10-Q; and any reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

Overview

Since June 2007, the Company has concentrated funding and resources on its new acquisition Valtech Communications, Inc. (“Valtech”).

Valtech offers low-cost, highly reliable service of digital phone, digital voice, high-speed Internet and digital TV backed by fast, friendly and live customer service. It has entered into a letter of intent and intends to contract with LM Ericsson Telephone Company (NasdaqGS: ERIC) in order to use Ericsson’s technology and infrastructure to provide an -end-to end IPTV solution. Valtech does not have sufficient funds to complete its current contemplated transaction with Ericsson, and would need to raise additional funds in order to consummate its letter of intent.

Valtech uses the Company’s resources to sell its services to new building complexes and existing hotel chains. Further it applies some of its resources to advertising in industry and consumer publications. Additionally it has developed its website and promotes its presence in order to increase web traffic and possible sales to new clients (www.valtech.ca).

The Company intends to seek additional funds through the private sale of equity securities. It intends to use the net proceeds to increase its marketing activities and to pay industry compatible cash salaries to its executives and staff. If its capital resources permit, it intends to hire additional full time salespersons, who among other activities, would engage in direct solicitations. It has received no commitment for additional capital and there can be no assurance that it will be able to acquire additional capital on terms that may be unfavorable, if at all.

Regardless of the amount of funds available to us for marketing, the Company intends to continue to pursue strategic alliances with complementary businesses in an effort to enter and expand its services. The complementary businesses it intends to solicit are those that have developed and maintain marketing channels to potential customers.

Valtech’s business requires the purchase of electronic hardware and cables as well as the equipment to install such material into new and existing apartment complexes, businesses and hotels. It does not have sufficient funds to purchase all the hardware, cables, or equipment it needs although it is attempting to introduce its services to existing hotels and apartment complexes which are already wired for telephone, television and/or the Internet. Nonetheless, it needs to raise additional funds in order to purchase and install the electronic hardware and cables as well as the equipment required for its business. It expects to obtain these funds through debt instruments or through the sale of equity, but there can be no guarantee that it will be successful at raising sufficient funds.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect the Company’s more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

Cash and Cash Equivalents

The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. At February 28, 2009, the Company had cash of $1,443. At February 28, 2009 the Company had no cash equivalents.

Accounts Receivable.

Management periodically reviews the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had no bad debt expenses at February 28, 2009 and February 29, 2008, respectively. The Company’s   accounts receivable for the quarter ended February 28, 2009 were $ 63,170 and $ 85,592 for the quarter ended February 29, 2008.

Deferred Costs

The Company’s deferred development costs were $365,362 at February 28, 2009 and $371,983 at February 29, 2008. The Company recorded $ 18,366 amortization expense for the quarter ended February 28, 2009 and $18,273 for the quarter ended February 29, 2008. The Company’s deferred development costs are amortized over five (5) years.

Revenue Recognition

The Company’s wholly owned subsidiary, Valtech Communications, Inc., owns and operates a triple play (telephone, internet and TV channels distribution) network in Canada using fiber optics to individual customers, hotels and retirement homes. The Company bills its subscribers on a monthly basis and recognizes the monthly revenue based upon the specific plan selected by the subscriber. The Company also provides contract services to wire commercial buildings with fiber optic cable in order to provide for similar services.

Property and Equipment.

Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives of 5 – 7 years for equipment. The Company does not own real estate. The Company for the quarter ended February 28, 2009 had $ 36,255 of equipment and $26,373 for the quarter ended February 29, 2008.

Financial Operations Overview.

Results of Operations.

Comparison of the three months ended February 28, 2009 and February 29, 2008:

Revenue

Sales revenue for the three months ended February 28, 2009 was $62,184 compared to $ 67,175 for February 29, 2008. The Company’s sales decrease was $ 4,991 which represents a 7.43% decrease from the prior year. The Company’s subsidiary, Valtech Communication, Inc., accounted for one hundred per cent (100%) of revenues for February 28, 2009 and February 29, 2008 respectively.

Cost of Sales

Cost of sales for the three months ended February 28, 2009 was $ 39,578 compared to $ 54,871 for February 29, 2008. The Company’s cost of sales decrease was $ 15,203 which represents a 27.71% decrease from the prior year due to lower sales and decreased wiring costs for the quarter ended February 28, 2009.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2009 was $189,832 compared to $ 94,572 for February 29, 2008. The Company’s general and administrative expenses increase was $ 95,260 which represents a 100.7% increase from the prior year due to higher costs related to stock based compensation.

Interest Income

Interest Income for the three months ended February 28, 2009 was $ 2,040 compared to $ 00.00 for February 29, 2008. The Company’s interest income was $2,040 higher than the prior year which represents a 100 % increase from prior year quarter ended February 29, 2008.

Interest Expense

The Company’s interest expense for the three months ended February 28, 2009 was $ 4,577 compared to $ 00.00 for February 29, 2008. The increase of $ 4,577 is the result of interest paid for the credit line draws.

Cash Flow from Operating Activities

The net cash used in operating activities for the three months ended February 28, 2009 was $(98,319) compared to $(120,208) for February 29, 2008. The net use of cash flows from operating activities for the three months ended February 28, 2009 consisted of a net loss of $(188,129), offset by depreciation and amortization of $18,366, non cash stock compensation of $92,106, contributed expense by management of $10,215, together with changes in operating assets and liabilities of $(30,877). The net use of cash flows from operating activities for the three months ended February 29, 2008 consisted of a net loss of $(100,541), offset by depreciation and amortization of $18,273 and non cash stock compensation of $25,000 together with changes in operating assets and liabilities of $(62,940).

Cash Flow from Investing Activities

The net cash flow in investing activities for the three months ended February 28, 2009 was $86,374 consisting of a bank loan decrease of $(54,738) and loans payable to four shareholders of $141,112 compared to $131,695 consisting of a bank loan of $117,462 and loans from shareholders of $14,233 for the three months ended February 29, 2008.

Cash Flow from Financing Activities

The net cash flow from financing activities for the three months ended February 28, 2009 was $00.00 and deferred development costs were $(47,970) for the three months ended February 29, 2008.

Effect of Exchange Rate on Cash

The impact on the Company from the Canadian exchange rate of $13,369 for the three months ended February 28, 2009 compared to $28,350 for the three months ended February 29, 2008 was unfavorable.

Cash end of Quarter

The Company’s cash increased $1,424 for the quarter ended February 28, 2009 to $1,443. The Company’s cash decreased ($8,133) for the quarter ended February 29, 2008 to $19,196.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The Company has no market risk sensitive instruments such as interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks, such as equity price risk.

Item 4. and Item 4T Controls and Procedures

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the financial controls relating to the operations of its subsidiary Valtech Communications, Inc. were adequate as of February 28, 2009. Management also concluded that, although progress in the preparation of reports to be submitted to the Securities and Exchange has been made since the filing of the annual report on Form 10K, additional improvements are needed. The Company is planning to take additional remedial action during the second fiscal quarter of 2009.

Management's Report on Internal Control over Financial Reporting

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The management's report was not subject to attestation by our registered public accounting firm pursuant to existing rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has brought an action against its transfer agent and two shareholders demanding, based on breach of contract, a stop on the transfer of shares issued, cancellation of those shares, cancellation of options to purchase additional shares, and monetary damages based, among other things, on failure to pay share subscriptions.. The Company is not a party to any other litigation and does not believe that any litigation is pending or threatened.

Item. 1A Risk Factors

Not Applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item5. Other Information

Not Applicable

Item 6. Exhibits.

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Rene Arbic. (1)
31.2	Rule 13a-14(a) Certification of Alex Kestenbaum (1)
32.1	Section 1350 Certification of Rene Arbic (1)
32.2	Section 1350 Certification of Alex Kestenbaum (1)

_________________

 (1) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2009

Hipso Multimedia, Inc.

By: /s/ Rene Arbic

Principal Executive Officer

By: /s/ Alex Kestenbaum

Alex Kestenbaum

Principal Financial Officer and Chief Accounting

Officer