Form 10-K/A
period 2008-11-30
Hipso Multimedia, Inc.
filed 2009-06-30
CIK 1345865

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1-Form 10-K)

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

The Registrant had obtained the rights to manufacture and sell a telephone based voice activated billing and records entry system designed for use by physicians called “DR SPEAK.” DR SPEAK was designed to simplify the entry of patient information and the processing of billing claims by physicians and provide the flexibility for physicians to enter patient data and submission of claims by telephone in approximately five minutes. Because many physicians are frequently away from their office environment, devoting sufficient time to record billing information is often difficult. DR SPEAK permits a physician to call via telephone into a computer system with a voice compliant modem and answer some basic questions in natural English. The computer software is designed to store a record of a patient encounter (voice and text), and also generate a bill or claim. When paired with specific software, the medical claims can then be submitted to many major insurance carriers electronically. Post acquisition, management of the  Registrant determined that it should devote its personnel and financial resources to Valtech Communications, Inc. (“Valtech”) and has made no attempt to market DR SPEAK.

On May 30, 2007 the Registrant entered into an agreement to acquire all of the issued and outstanding common shares of Valtech Communications Inc. (“Valtech”), a Canadian corporation, in consideration of 40,000,000 shares of the Registrant’s common stock. The effective date of the reverse merger was June 2, 2008.

On July 7, 2007 the Registrant changed its name to Hipso Multimedia, Inc.; and on August 8, 2008, it changed its trading symbol from PHYU.OB to HPSO.OB, reflecting its change of name. The new name and symbol reflected the acquisition of Valtech, located near Montreal, Canada.

Valtech owns and operates a “triple play” network providing digital TV, voice over internet protocol (VoIP) and high-speed internet access all via fiber optic cable. Initially targeting the multi-dwelling unit (MDU) market in Montreal, and intends eventually to extend its service throughout Canada. Valtech offers its retail customer base a bundled package including IP telephony, internet bandwidth in 5 and 10 megabytes per second (Mbps) increments to a maximum of 50 Mbps, and 83 television channels. Valtech also targets hotels, hospital and retirements homes by offering bulk long term agreements to these commercial customers.

Essentially, Valtech markets its telecommunications services in two fashions: directly to consumers and through the owners of apartment complexes, hotels and office buildings. It maintains a website at www.valtech.ca and advertises through print media mailings. In addition, it contacts the owners of larger scale business and residential complexes in the Montreal area. One of its principal shareholders, Peter Varadi, owns Groupe Canvar Inc., which in turn owns and operates a number of residential and office complexes, including the Hilton Garden in Montreal. Valtech has gradually upgraded the telecommunications Groupe Canvar makes available to its tenants and guests

Valtech has six full-time employees in addition to its President. It also employs one or two installers on a per diem basis or installation of equipment and commencement of services to its customers.

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

Valtech’s main advantage over its competition is that its “last mile” (the connection to the building in which its customers live, stay or work) is fiber optic rather than coaxial cable as used by the incumbent competition. Although theoretically, the competition could replace its coaxial cable with fiber optic, the expense is disproportionate to the financial rewards and such replacement is sporadic at best.

At the present time, Valtech owns no patents or intellectual property. Thus, competition can use the same communications technology as Valtech and offer identical service. However, because of installation of the coaxial network of the incumbent carriers, they cannot without unreasonable expense over the same maximum bandwidth which Valtech offers through the use of fiber optics.

Valtech’s business method is to wire apartments, office complexes and hotels. In some instances, it pays for the wiring and in others the owner of the property pays. Costs of installation for an end-user average US$200. This cost is amortized over a period of six months to a year through service charges. Thus, Valtech’s business expansion causes initial cash flow deficits which are made up over a relatively short period of time.

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

Competition

Valtech faces competition in the triple play telecommunications arena primarily from Bell Canada and Videotron. In the opinion of management, Valtech offers cleaner television service and  Internet services with broader bandwidth (a maximum of 50 mgbd vs. 10 mgbd) and at a substantially lower monthly price. Valtech has gained and continues to gain customers from both of its major competitors.

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

The price for Valtech’s communications services may decrease in time to levels that make it impossible to achieve profitability or positive cash flow.

Prices for communications services have historically decreased over time. The Registrant expects that prices for the Valtech’s telecommunications services will decrease only after IPTV will have hit a sales plateau when market becomes saturated. In management’s opinion, saturation will not occur for at least five years. In that event, the Registrant may have to reduce prices in order to remain competitive. The inability to sell services at desired pricing levels would significantly impair its ability to achieve profitability.

Valtech owns no patents or other proprietary technology.

Valtech has not applied for any patents nor does it own proprietary technology. As a result, competitive companies can offer the same services as Valtech utilizing the same technologies

The market in which Valtech operates is highly competitive and it may not be able to compete effectively.

The market for telecommunications and Internet services is extremely competitive. Valtech faces competition on price and quality of service from traditional and new communications companies with longer operating histories, more established customer relationships, greater financial, technical and marketing resources, larger customer bases and greater brand or name recognition. Furthermore, companies that may seek to enter our markets may expose us to severe price competition and technological developments. Any of these factors may limit the Registrant’s ability to compete effectively.

The Registrant expects to require additional funds in the future in order to grow its business.

The Registrant will be required to raise additional capital through the issuance of debt or equity securities. Presently, the four largest shareholders have loaned funds to the Registrant to make up its negative cash flow. The actual amount and timing of future capital requirements will depend upon a number of factors, including:

-

the number of new markets it enters and the timing of entry;

-

the rate and price at which customers purchase services;

-

the level of marketing required to attract and retain customers; and

-

opportunities to invest in or acquire complementary businesses.

Our auditor has placed a “going concern:” caveat on the report preceding our financial statements

Valtech. The Registrant’s operating subsidiary has lost money in every quarter since the inception of its business. It depends on interest-free loans from its principal shareholders to survive. It is attempting to raise equity funding but, thus far, has been unsuccessful.  Given its present plans to expand its business, in the absence of such loans or successful fundraising, the Registrant through Valtech, which is its operating subsidiary, will fail. If, however, Valtech ceased trying to expand and simply administered the accounts it has developed, in management’s opinion, it would become cash flow positive within three months

Failure to manage growth could have a detrimental effect on the Registrant’s business.

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

Item 2 Properties

The Registrant occupies modern office space of approximately 2,500 square feet in a building owned by Groupe Convar. Groupe Convar is owned by Peter Varadi, a major stockholder. The occupancy is on a month to month basis, without a lease and without payment of rent.

Item 3. Legal Proceedings.

The Registrant filed a complaint on January 29, 2009 against its transfer agent and two former consultants  in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida. Each consultant received 300,000 restricted shares and options to purchase 500,000 shares of Hipso’s common stock exercisable immediately and 700,000 options exercisable in tranches. Each consultant exercised 500,000 options but failed to pay the aggregate exercise price of $30,000 each (US$.06 per share). The Registrant cancelled the consulting agreements on the grounds of non-performance. The complaint demanded a stop on the transfer of shares issued, and cancellation of those shares and options to purchase additional shares, and payment of share subscriptions. The Registrant is not a party to any other litigation and does not believe that any litigation is pending or threatened.

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

Holders.

On March 13, 2009, the Registrant’s common stock was held of record by approximately 25 holders Additional shareholders may hold shares in “street name” and are not included in this total.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	3,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	3,000,000

The Registrant has entered into compensation plans under which equity securities are authorized for issuance with its general counsel for 583,500 shares of common stock and with its internal accountant for 120,000 shares of common stock. All authorized shares have been issued.

Sales of Unregistered Equity Securities

The following information relates to equity securities we sold during the fiscal year ended November 30, 2007 that were not registered under the Securities Act of 1933.

In August 2006, the Registrant entered into an employment agreement with Christopher LaRose pursuant to which Mr. LaRose served as the Registrant’s President and CEO. The Registrant issued 666,672 shares to Mr. LaRose in the fiscal year ended November 30, 2007. Shares were issued pursuant to Regulation D to the Securities Act.

In December 2006 the Registrant issued 5,000 shares of our common stock to Envisionit Media, Inc. for services rendered. Shares were issued pursuant to Regulation D to the Securities Act.

In May 2007, the Registrant sold 100,000 shares of our common stock to an individual for $10,000. Shares were issued pursuant to Regulation D to the Securities Act.

In May 2007, the Registrant issued 100,000 shares of our common stock to Vincent DiGaetano for services rendered. Shares were issued pursuant to Regulation D to the Securities Act.

The following information relates to equity securities we sold during the fiscal year ended November 30, 2008 that were not registered under the Securities Act of 1933.

On March 13, 2008 the Registrant issued 120,000 shares of its common stock to Antonio P. Moura for internal accounting services which have been rendered. The shares were valued at market which was $0.06 per share. Shares were issued pursuant to Regulation D to the Securities Act.

On June 2, 2008 the Registrant issued 40,000,000 shares of its common stock in a reverse merger with Valtech Communication, Inc. The shares were issued at par value. Shares were issued pursuant to Regulation D to the Securities Act.

On March 13, 2008 the Registrant issued 583,500 shares of its common stock to Joel Pensley, Esq. for legal services which have been rendered. The shares have been valued at market which was $0.06  per share. Shares were issued pursuant to Regulation D to the Securities Act.

On March 13, 2008 the Registrant issued 600,000 shares of its common stock to consultants in connection with consulting contracts to prepare a formal evaluation of the Company’s business including the creation of a marketing, sales, information and customer service plan. Additionally, the Company issued 2,400,000 stock options, exercisable at $0.06 per share.  Of the 2,400,000 options, 1,000,000 vested immediately and were exercised; 400,000 vested on May 1, 2008, and the balance vested at the rate of 200,000 per month commencing June 1, 2008.   The shares were valued at market which was $0.19 per share. A stop order was entered against the stock transfer agent relating to 600,000 of those shares. Shares were sold pursuant to Regulation D to the Securities Act and options exercised pursuant to a registration on Form S-8. The Registration has brought a legal action against the consultants demanding cancellation of shares, cancellation of options and payment of option exercise price. (See Footnotes to Finanancial Statements – Subsequent Events – Litigation.)

On August 25, 2008, the Registrant issued 250,000 shares of its common stock in connection with the exercise of stock options. The Shares were issued pursuant to a registration statement on Form S-8.

On November 4, 2008, the Registrant issued 250,000 shares of its common stock in connection with the exercise of stock options. Shares were issued pursuant to a registration statement on Form S-8.

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

Forward-Looking Statements

To the extent that statements in the report are not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking. All forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

Overview

In June 2007, we began to concentrate funding and resources to our new acquisition Valtech Communications, Inc. (“Valtech”).

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

Accounts Receivable.

Management periodically reviews the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had no bad debt expenses at the end of November 30, 2008 and 2007, respectively. The Company accounts receivable for the year ended November 30, 2008 were $85,592 and $80,787 for the year ended November 30, 2007.

Deferred Costs

The Company’s deferred development costs were $371,983 at November 30, 2008 and $435,396 at November 30, 2007. The Company recorded $78,877 amortization expense for the year ended November 30, 2008 and $67,476 for the year ended November 30, 2007 reflecting increased volume of installation costs. The Company’s deferred development costs are amortized over five (5) years.

Revenue Recognition

The Company’s wholly owned subsidiary, Valtech Communications, Inc. owns and operates a triple play (telephone, internet and TV channels distribution) network in Canada via fiber to individual customers, hotels and retirement homes. The Company bills its subscribers on a monthly basis and recognizes the monthly revenue based upon the specific plan selected by the subscriber. The Company also provides contract services to wire commercial buildings with fiber optic cable in order to provide for similar services.

Property and Equipment.

Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 – 7 years for equipment. The Company does not own real estate. The Company for the year ended November 30, 2008 had $26,373 of equipment and for the year ended November 30, 2007 $33,944.

Financial Operations Overview.

Results of Operations.

Comparison of the twelve months ended November 30, 2008 and 2007

Revenue

Sales revenue for the twelve months ended November 30, 2008 was $383,381 compared to $123,324 for November 30, 2007. The Company’s sales increase was $260,057 which represents a 210.87% increase from prior year. The Company’s subsidiary, Valtech Communication, Inc. accounted for one hundred per cent (100%) of revenues for November 30, 2008 and 2007 respectively. The Company’s increase in revenue is attributed to securing new customers through the wiring of additional residential buildings, offices and hotels.

Cost of Sales

Cost of Sales for the twelve months ended November 30, 2008 was $665,906 compared to $274,618 for November 30, 2007. The Company’s cost of sales increase was $435,839 which represents a 706.01% increase from prior year due to higher costs associated with the increase in sales. Advertising expenses remained stable. Thuy, the increase in the cost of sales arose from the increase in the costs of wiring and installation as well as equipment, such as set top boxes.

General and Administrative Expenses

General and Administrative Expenses for the twelve months ended November 30, 2008 was $677,660 compared to $274,618 for November 30, 2007. The Company’s general and administrative expenses increase was $391,288 which represents a 142.48% increase from prior year due to higher costs related to increase in sales. Valtech increased its technical office staff in order to respond to tenders for business.

Interest Income

Interest Income for the twelve months ended November 30, 2008 was $11 compared to $117 for November 30, 2007. The Company’s interest income was $106 less than the prior year which represents a 90.06 % decrease. The Company had less cash for the year ended November 30, 2008 resulting in less interest income as compared to November 30, 2007.

Interest Expense

The Company’s interest expense for the twelve months ended November 30, 2008 was $26,982 compared to $11,262 for November 30, 2007. The increase of $15,270 represents a 135.59%. This was the direct result of increases in line of credit draw for working capital to enable the purchase of equipment for new installations.

Cash Flow from Operating Activities

The net cash used in operating activities for the twelve months ended November 30, 2008 was $(454,316)) compared to $(12,972) for November 30, 2007. The net use of cash flows from operating activities for the twelve months ended November 30, 2008 consisted of a net loss of $(808,324), offset by depreciation and amortization of $85,197, non cash stock compensation of $206,226, contributed expense by management of $40,106, loss on disposition of fixed assets of $1,256 together with changes in operating assets and liabilities of $21,223. The net use of cash flows from operating activities for the twelve months ended November 30, 2007 consisted of a net loss of $(224,172), offset by depreciation and amortization of $73,536 together with changes in operating assets and liabilities of $137,664. Cash flow is in direct relation to the level of installation of new equipment and services before substantial income can be generated from those installations.

Cash Flow from Investing Activities

The net cash flow in investing activities for the twelve months ended November 30, 2008 was $397,740 consisting of a bank loan of $163,910 and loans payable from shareholders of $233,830 compared to $422,958 consisting of a bank loan of $287,971 and loan payable from shareholders of $134,987 for the twelve months ended November 30, 2007. These investments reflect the growth in Valtech’s business.

Cash Flow from Financing Activities

The net cash flow from financing activities for the twelve months ended November 30, 2008 consisted of deferred development costs of $(31,712) and deferred development costs of $(428,971) for the twelve months ended November 30, 2007.

Effect of Exchange Rate on Cash

The Company benefited from the Canadian exchange rate total of $78,925 for the twelve months ended November 30, 2008 compared to $858 for the twelve months ended November 30, 2007.

Cash end of Year

The Company cash decreased $(9,363) to $19 at the end of November 30, 2008 compared to a decrease of $(17,947) to $9,382 at the end of November 30, 2007.

Item 8 Financial Statements and Supplementary Data

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

NOTE B - REVERSE MERGER

On June 2, 2008, HIPSO Multimedia, Inc., hereafter referred to as “HIPSO” (formerly Physicians Remote Solutions, Inc.) entered into a share exchange agreement with Valtech Communications, Inc. (“Valtech”) and issued 40,000,000 shares of its common stock to acquire Valtech. In connection with the share exchange agreement, Valtech became a wholly owned subsidiary of HIPSO and the Valtech officers and directors became the officers and directors of HIPSO.  Prior to the merger, HIPSO was a non-operating “shell” corporation.  Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, Valtech, into a non-operating public shell corporation (HIPSO) with nominal net assets is considered a capital transaction.  Accordingly, for accounting purposes, the merger has been treated as an acquisition of the Company by Valtech and a recapitalization of the Company.  The historical financial statements for the years ended November 30, 2008 and 2007 are those of Valtech.  Since the merger is a recapitalization and not a business combination, pro-forma information is not presented.

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

Fair Value Measurements (Continued)

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

On August 25, 2008 and October 30, 2008, the Company issued a total of 600,000 options to two consultants.  Of these options, 500,000 vested upon issuance and 100,000 vested equally on February 4, 2009 and March 4, 2009.  These options have a three year life and are exercisable at $0.06.  These options were issued in the money as the market value of the underlying shares was $0.18 and $0.14 on August 25, 2008 and October 30, 2008, respectively.  The fair value of these options was determined to be the intrinsic value at the date of issuance, or $32,500 (or $0.13 per share) and $22,500 (or $0.09 per share) on August 25, 2008 and October 30, 2008, respectively.  Additionally, the Company did not receive the required total required option payments of $25,000.  As the collectibility of these amounts is uncertain, the entire $25,000 has been expensed by the Company.  100,000 options valued at $9,000 were unvested at November 30, 2008.

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

NOTE K - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer.  The agreement commenced October 1, 2006 and terminates on September 30, 2007 and is renewable upon mutual agreement of the Company and its Chief Executive officer.  The original agreement states a salary of $80,000 plus benefits.

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

The accounts receivable set forth above were with two companies, Canvar Group Inc. and LOST and represented installation charged by Valtech for the inauguration of service in buildings owned by both companies. Additional accounts receivable, if any, are the result of services rendered by the Company to occupants of the buildings owned by Canvar and LOST and not by Canvar and Lost. Thus, these companies do not represent future credit risk

NOTE N - LITIGTION

The Registrant brought an action against its transfer agent and two shareholders in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida demanding a stop on the transfer of shares issued, and cancellation of those shares and options to purchase additional shares, and payment of share subscriptions based on breach of contract. The Registrant is not a party to any other litigation and does not believe that any litigation is pending or threatened.

NOTE O - SUBSEQUENT EVENTS

Credit Risk

The receivables set forth in Note M have been paid in full on a timely basis.

Litigation

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

The Registrant filed a complaint on January 29, 2009 against its transfer agent and two former consultants in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida. Each consultant received 300,000 restricted shares and options to purchase 500,000 shares of Hipso’s common stock exercisable immediately and 700,000 options exercisable in tranches. Each consultant exercised 500,000 options but failed to pay the exercise price of $30,000 each. The Registrant cancelled the consulting agreements on the grounds of non-performance. The complaint demanded a stop on the transfer of shares issued, and cancellation of those shares and options to purchase additional shares, and payment of share subscriptions. The Registrant is not a party to any other litigation and does not believe that any litigation is pending or threatened.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2008.In making this assessment; we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of November 30, 2008, , management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee as of .  November 30, 2008.

In 2007, the Company engaged a new Chief Executive Officer and Chief Financial Officer. As a result, new management has only recently begun to address these deficiencies. Management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.

The financial disclosure deficiency did not relate to the maintenance of financial books and records for Valtech but in the translation of these records into USGAAP for SEC reporting purposes.

The material weakness was in the conversion of business accounting to disclosure accounting. The Company had to convert Canadian GAAP used in Valtech’s accounting to USGAAP used in the Registrant’s accounting. In addition, until recently, Valtech used a calendar year-end and the registrant a Novembe30 fiscal year end. We have converted Valtech to the same fiscal year as the Registrant.

In order to correct the foregoing deficiencies, we have taken or intend to take the following remedial measures:

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

In 2009, we intend to appoint additional directors to serve on an audit committee. We are sourcing potential directors – seasoned veterans both in the telecommunications arena and in financial reporting.

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

Item 11. Executive Compensation

Summary Compensation Table.

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the following for all services rendered in all capacities to us: all individuals serving as our chief executive officer (CEO) or acting in a similar capacity during the fiscal years ended November 30, 2007 through November 30, 2008, regardless of compensation level (the “Named Executive Officers”). Alex Kestenbaum, Secretary, Treasurer and a Director, our other officer and director has received no compensation for acting as such. There were no individuals for whom disclosure would have been provided pursuant to this paragraph but for the fact that the individual was not serving as an executive officer of us on November 30, 2008 and whose total annual salary and bonus, as so determined, was in excess of $100,000:

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

Alex Kestenbaum became Chief Financial Officer, Treasurer and Secretary on June 2, 2008 of the Registrantg and Chief Financial Officer of Valtech, its subsidiary. He has not entered into a contract with the Registrant and receives no compensation for acting as an officer or director of the Registrant nor for his services to Valtech.

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

Rene Arbic

550 Chemin du Golf, Suite 202

Ile des Soeurs

Quebec, H3E 1A8, Canada

Peter Varadi*

100-2700 Rufus-Rockhead

Montreal Quebec H3J 2Z7

Canada

Alex Kenstenbaum**

100-2700 Rufus-Rockhead

Montreal Quebec H3J 2Z7

Canada

Morden Lazarus***

759, Square Victoria, Suite 200. Montreal, Quebec H2Y 2J7

Canada

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

****

None of the above shareholders has the right to acquire additional Shares.

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

The Registrant occupies office space on a rent free basis in an office building owned by Groupe Convar which is owned by Peter Varadi, a control person.

The Registrant has borrowed on a demand basis from control persons as follows. The loans bear interest at 10% on unpaid principal amounts over $150,000 per loan:

    2007

    2008

Peter Varadi

$  94,990

$ 160,606

Morden Lazarus

$  94,990

$ 160,606

Rene Arbic (President).

$  94,990

$ 117,320

Alex Kestenbaum (Treasurer)

$    -0-

$   25,891

Other than as set forth in this Annual Report, there have been no transactions since the beginning of the last fiscal year or any currently proposed transaction in which the Registrant was or is to be a participant.

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

ITEM 15. Exhibits, Financial Statement Schedules*.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Exhibit Number	Description
3.01	Articles of Incorporation. (1)
3.02	Bylaws. (1)
4.01	Form of Specimen Stock Certificate for the Registrant’s Common Stock. (1)
10.01	Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.02	Amendment of January 25, 2006 to Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.03	Services Agreement of June 12, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.04	Development Agreement of September 26, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.06	Employment Agreement as of August 1, 2006 by and between the Registrant and Christopher LaRose. (2) (4)
10.07	Non-Exclusive Sales Agreement of August 14, 2006 between Voxtech Products, Inc. and Northcoast Biomedical, Inc. (2)
10.08	Independent Sales Representative Agreement of September 5, 2006 by and between Voxtech Products, Inc., the Registrant and Daniel P. Elsbree. (2)
10.09	2008 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (5)
10.10	Acquisition of Valtech Communications, Inc. (6)
10.11	Certificate of amendment changing name to Hipso Multimedia, Inc. (7)
10.12	Retainer Agreement between the Registrant and Joel Pensley, Attorney at Law dated March 13, 2008 (8)
10.13	Retainer Agreement between the Registrant and Antonio Moura dated March 13, 2008 (8)
10.14	Consulting Agreement between the Registrant and Thomas Klein dated as of January 15, 2008 (8)
10.15	Consulting Agreement between the Registrant and Arshad Shah dated as of January 15, 2008 (8)
10.16	Consulting Agreement between the Registrant and Gaetan Fontaine dated August 25, 2008 (8)
10.17	Consulting Agreement between the Registrant and Downshire Capital dated December 16, 2008 (8)
10.18	Executive Employment Agreement Between Valtec Communications and Rene Arbic (8)
31.1	Rule 13a-14(a) Amended Certification of Rene Arbic (8)
31.2	Rule 13a-14(a) Amended Certification of Alex Kestenbaum. (8)
32.1	Section 1350 Amended Certification of Rene Arbic (8)
32.2	Section 1350 Amended Certification of Alex Kestenbaum (8)

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

Date: June 30, 2009	HIPSO MULTIMEDIA, INC. By: /s/Rene Arbic Rene Arbic President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Rene Arbic Rene Arbic	Principal Executive Officer, Director	June 30, 2009
/s/ Alex Kestenbaum Alex Kestenbam	Principal Financial Officer, Principal Accounting Officer and Director	June 30, 2009