Form 10-Q
period 2009-05-31
Hipso Multimedia, Inc.
filed 2009-07-13
CIK 1345865

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

Québec  Canada                                                H3E 1A8.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On July 9, 2009 there were 57,173,508 shares outstanding of the issuer’s common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 31, 2009 (UNAUDITED) AND NOVEMBER 30, 2008

	IN US$
	May 31,	November 30,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 19,644	$ 19
Accounts receivable	32,101	85,592
Prepaid expenses and other current assets	17,819	7,800
Total Current Assets	69,564	93,411
FIXED ASSETS
Office and computer equipment, net	15,646	15,824
OTHER ASSETS
Deferred costs, net	252,021	246,420

Total Assets	$ 337,231	$ 355,655

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of loan payable to bank	$ 305,725	$ 396,459
Loan payable to shareholders	753,341	464,423
Accounts payable	197,763	131,273
Accrued expenses	80,441	95,432
Total Current Liabilities	1,337,270	1,087,587
Loan payable to bank, net of current portion	101,910	-

TOTAL LIABILITIES	1,439,180	1,087,587
STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001, 100,000,000 shares
authorized, 55373,508 and 54,888,508 issued and
outstanding at May 31, 2009 and
November 30, 2008, respectively	554	549
Additional paid-in capital	385,723	271,303
Accumulated deficit	(1,504,485)	(1,113,901)
Accumulated other comprehensive income (loss)	16,259	110,117
Total Stockholders' Deficit	(1,101,949)	(731,932)
Total Liabilities and Stockholders' Deficit	$ 337,231	$ 355,655

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED MAY 31, 2009 AND 2008
(UNAUDITED)

	IN US$
	For the six months ended		For the three months ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

REVENUE	$ 83,010	$ 173,530	$ 20,826	$ 106,355

COSTS AND EXPENSES
Cost of sales	102,241	241,006	62,663	186,135
Depreciation and amortization	39,385	39,047	21,019	20,774
Administrative expenses	325,021	581,647	135,190	487,075
Total Costs and Expenses	466,647	861,700	218,872	693,984

OPERATING LOSS	(383,637)	(688,170)	(198,046)	(587,629)

NON-OPERATING INCOME (EXPENSE)
Interest income	2,394	-	354	-
Interest expense	(9,342)	(13,987)	(4,765)	(13,987)
Total Non-Operating Expense	(6,948)	(13,987)	(4,411)	(13,987)

NET LOSS	$ (390,585)	$ (702,157)	$ (202,457)	$ (601,616)

Net loss per common share (Basic and Diluted)	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted average shares outstanding	55,274,279	52,806,681	55,373,508	53,578,353

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2009
(UNAUDITED)
	May 31,	May 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(390,585)	$(702,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,385	39,047
Stock based compensation	93,996	149,233
Contributed expenses by management	20,430	;20,430
Loss on disposition of fixed assets	-
Accounts receivable	64,924	45,897
;Prepaid expenses and other current assets	(19,364)	26,954
Accounts payable and accrued expenses	38,401	6,941)
;Net cash used in operating activities	(152,813)	(427,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred development costs	-	(41,269)
;Net cash provided by investing activities	-	(41,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable to bank	(41,783)	165,963
Loan payable to shareholders	226,880	190,762
Net cash provided by financing activities	185,097	356,725
EFFECT OF EXCHANGE RATE ON CASH	(12,659)	84,752
DECREASE IN CASH	19,625	(27,329)
CASH, BEGINNING OF YEAR	19	27,329
CASH, END OF PERIOD	$ 19,644	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 4,577	$ 14,584

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the November 30, 2008 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and rocedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Hipso Multimedia, Inc. (the “Company”) formerly Physicians Remote Solutions, Inc., a Florida Corporation incorporated in April 2005, operates a “triple play” network providing digital TV, voice over internet protocol (VoIP) and a high speed internet access all via fiber optic cable. The Company targets the multi-dwelling unit market in Montreal and eventually intends to expand throughout the Canadian market. The Company offers its retail customer base a bundled package including IP telephony, Internet bandwidth in 5 and 10 megabytes per second (Mbps) increments and 83 television channels. The Company also targets hotels, hospitals and retirement homes by offering bulk long-term agreements to their connected customers.

On June 2, 2008, the Company entered into a share exchange agreement with Valtech Communications, Inc. (“Valtech”) and issued 40,000,000 shares of its common stock to acquire Valtech. In connection with the share exchange agreement, Valtech became a wholly owned subsidiary of the Company and the Valtech officers and directors became the officers and directors of the Company. Prior to the merger, the Company had not generated any revenues. As a result of the transaction (the “reverse merger”) and for accounting purposes, the reverse merger has been treated as an acquisition of the Company by Valtech and a recapitalization of the Company. The historical financial statements are those of Valtech. Since the reverse merger is a recapitalization and not a business combination, pro-forma information is not presented.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION  (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred net losses of $390,585 and $702,157 for the six months ended May 31, 2009 and 2008, and has a working capital deficiency of $1,267,706 as of May 31, 2009.

Management’s plans include the raising of capital through the equity markets to fund future operations and generating adequate revenues through its business. Even if the Company does not raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the loans payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company receives revenue from subscribers to its triple play network in which it provides digital TV, voice over internet protocol (VoIP), and high speed internet access, all via fiber optic cable. The Company bills its subscribers on a monthly basis and recognizes the monthly revenue based upon the specific plan selected by the subscriber. The Company additionally provides contracted services to wire commercial buildings with fiber optic cable in order to provide for similar services.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $14,041 at May 31, 2009.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended May 31, 2009 and 2008 are included in selling and promotion expenses in the condensed consolidated statements of operations.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets; office and computer equipment – 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals or betterments.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

Loss Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	May 31,	May 31,
	2009	2008

Net income (loss)	$(390,585)	$(702,157)

Weighted-average common shares
Outstanding (Basic)	55,274,279	52,806,681

Weighted-average common stock
Equivalents
Stock options	1,450,000	1,400,000
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	56,724,279	54,206,681

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. The Company has adopted the provisions of SFAS 123R as of its fiscal year ended May 31, 2006. The adoption of this principle had no effect on the Company’s operations.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of May 31, 2009 and 2008 and for the six months ended May 31, 2009 and 2008, the Company operates in only one segment and in only one geographical location.

 Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the six months ended May 31, 2008 to conform with the May 31, 2009 presentation. These reclassifications had no effect on the net loss for the six months ended May 31, 2008.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of May 31, 2009, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on the condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted this standard on January 1, 2008 and the adoption did not have a material impact on the condensed consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.   Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 did not have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS 161 will have an impact on their results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The effective date for SFAS 162 is 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will not have an impact on the Company’s results of operations or financial position.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (SFAS 163). SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe FSP 142-3 will materially impact their financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of FSP APB 14-1 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FSAB 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the Paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument is within the scope of EITF 00-19. The Company is determining what impact, if any, EITF 07-05 will have on its financial position, results of operations and cash flows.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2008, the Emerging Issues Task Force issued EITF 08-04, “Transition Guidance for Conforming Changes to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-04”). EITF 08-04 is effective for years ending after December 15, 2008. The overall objective of EITF 08-04 is to conform the requirements of EITF 00-27 and FASB 150 with EITF 98-5 to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that EITF 08-04 will have a material effect on that accounting.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-

FIXED ASSETS

Fixed assets as of May 31, 2009 and November 30, 2008 were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	May 31,	November 30,
		2009	2008
Computer and office equipment	5	$29,896	$26,373

Less: accumulated depreciation		14,250	10,549
Property and equipment, net		$ 15,646	$ 15,824

There was $4,369 and $3,161 charged to operations for depreciation expense for the six months ended May 31, 2009 and 2008, respectively.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 4-  DEFERRED COSTS

Fixed assets as of May 31, 2009 and November 30, 2008 were as follows:

	(unaudited) May 31,2009	November 30, 2008

Deferred Costs	$421,673	$371,983

Less: accumulated amortization	169,652	125,563
Property and equipment, net	$ 252,021	$ 246,420

There was $35,016 and $35,886 charged to operations for amortization expense and costs of sales for the six months ended May 31, 2009 and 2008, respectively.

NOTE 5-  RELATED PARTY LOANS

As of May 31, 2009, the four principal shareholders of the Company had advanced $753,341 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for amounts exceeding $150,000 (CDN$) ($137,577 (US$)). The loans have no specific terms of repayment and are unsecured.

NOTE 6-  LOAN PAYABLE - BANK

The Company had an overdraft facility with a Canadian bank for $500,000 (CDN$)) and converted this facility to an Operating Loan in April 2009. The loan is payable in monthly installments of $27,778 (CD$) through September 2010. In addition, interest will be charged at 4% over the bank’s prime lending rate and the Company will be charged monthly fees of approximately $150 per month. At May 31, 2009, the Company has $407,635 outstanding ($101,910 of which is long-term) and is current on all of the interest due. The loan is personally guaranteed by three principal shareholders.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 7-  COMMITMENTS

Employment Agreement

The Company’s subsidiary, Valtech has an employment agreement with its Chief Executive Officer. The agreement commenced October 1, 2006 and terminated on September 30, 2007 and is renewable upon mutual agreement of the Company and its Chief Executive Officer.

Rent – Related Party

The Company occupies approximately 2,500 square feet of office space owned by a principal shareholder of the Company. The occupancy is on a month to month basis, without a lease and without payment of rent. The Company has occupied the space since February 1, 2008. Rent expense is charged as a contribution of capital.

Litigation

The Company has initiated litigation against two former consultants. In 2008, the Company entered into a consulting contract with two individuals to prepare a formal valuation of the Company’s business including marketing, sales, information management, and a customer service plan. The consulting agreement provides for the issuance of 600,000 restricted common shares and the issuance of 2,400,000 stock options of which 1,000,000 options were exercised.

Management is of the opinion that these individuals did not perform their services according to the contract and is attempting to block the removal of the restriction on the 600,000 common shares issued, and cancel the unexercised stock options. The outcome of the litigation is undeterminable at the present time. The 600,000 common shares are reflected as outstanding in the accompanying condensed consolidated financial statements and stock based compensation of $36,000 was recorded. Additionally, the fair value of the options have been recorded aggregating $22,820 and a provision for $60,000 has been recorded for the amount due for the option exercise price since the consultants have not paid the option price to date.

NOTE 8-  STOCKHOLDERS’ DEFICIT

Common Stock

As of May 31, 2009, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001.

The Company has 55,373,508 and 54,888,508 shares issued and outstanding as of May 31, 2009 and November 30, 2008, respectively.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 8-  STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

During the quarter ended May 31, 2009, the Company issued no shares of common stock.

During the quarter ended May 31, 2009, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

$1,890 in stock based compensation was recognized for services performed for which shares were issued in the prior year.

During the quarter ended February 28, 2009, the Company issued:

100,000 shares of common stock to the President and CEO for services. These shares were valued at their market price of $0.21 per share, or $21,000, at the date of issue.

85,000 shares of common stock for legal services. These shares were valued at their market price of $0.17 per share, or $14,450, at the date of issue.

300,000 shares of common stock to exercise stock options. The Company did not receive the required option payment of $15,000 from the consultant and thus included these amounts as administrative expenses.

During the quarter ended February 28, 2009, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

$12,156 in stock based compensation was recognized for services performed for which shares were issued in the prior year.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 8-  STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options

The following is a summary of the outstanding stock options for the six months ended May 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2008	1,500,000	$ 0.06	4.87	$ 121,000
Granted	250,000	0.05	3.00
Exercised	(300,000)	(0.05)	0.00
Cancelled	-	-	-
Outstanding, May 31, 2009	1,450,000	$ 0.06	4.10	$ 58,500
Exercisable, May 31, 2009	1,400,000	$ 0.06	4.10	$ 56,000

NOTE 9-  PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At May 31, 2009, deferred tax assets consist of the following:

Net operating losses	$511,525

Valuation allowance	(511,525)

$-

At May 31, 2009, the Company had a net operating loss carryforward in the approximate amount of $1,504,485, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 9-   PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended May 31, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10-  FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (UNAUDITED)

NOTE 10-  FAIR VALUE MEASUREMENTS  CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash	19,644	-	-	19,644

Total assets	19,644	-	-	19,644

Loans payable	1,160,976	-	-	1,160,976

Total liabilities	1,160,976	-	-	1,160,976

NOTE 11-  CONCENTRATION OF CREDIT RISK

On May 31, 2009, $19,491, or 43% of the Company’s accounts receivable were with three customers. Of this amount, $5,451, or 12%, was with a customer related to a significant shareholder of the Company. In addition, 12% of the revenue for the six months ended May 31, 2009 was generated by one customer. This customer is considered a major customer of the Company. A major customer is a customer that represents more than 10% of the total.

On May 31, 2008, $42,277, or 54% of the Company’s accounts receivable were with three customers. Of this amount, $18,187, or 24%, was with a customer related to a significant shareholder of the Company. In addition, 33% of the revenue for the six months ended May 31, 2008 was generated by one customer.

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

Forward-Looking Statements

To the extent that statements in the report are not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking. All forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's reports to the Securities and Exchange Commision , including but not limited to its annual report on Form 10-K; its quarterly reports on Forms 10-Q; and any reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's periodic reports and other SEC filings to reflect events or circumstances after the date hereof.

Overview

Since June 2007, the Company has concentrated on the operations and funding of its subsidiary, Valtech Communications, Inc. (“Valtech”).

Valtech offers low-cost, highly reliable service consisting of digital phone, digital voice, high-speed Internet and digital TV backed by fast, friendly and live customer service. It has entered into a letter of intent with LM Ericsson Telephone Company (NasdaqGS: ERIC) relating to the  use of Ericsson’s technology and infrastructure to provide an -end-to end IPTV solution. Valtech does not have sufficient funds to complete its contemplated transaction with Ericsson, and would need to raise additional funds in order to consummate its letter of intent.

Valtech sells its services to retail customers, residential and office complexes and hotels. Further it applies some of its resources to advertising in industry and consumer publications. Additionally it has developed its website and promotes its presence in order to increase web traffic and possible sales to new clients (www.valtech.ca).

The Company intends to seek additional funds through the private sale of equity securities and intends to use the net proceeds, if any, from such funds to increase its marketing activities and to pay industry compatible cash salaries to its executives and staff. If its capital resources permit, it intends to hire additional full time salespeople, who among other activities, would engage in direct solicitation. It has received no commitment for additional capital and there can be no assurance that it will be able to acquire additional capital on terms that may be favorable, if at all.

Regardless of the amount of funds available to Valtech for marketing, the Company intends to continue to pursue strategic alliances with complementary businesses in an effort to enter and expand its services. The complementary businesses it intends to solicit are those that have developed and maintain marketing channels to potential customers.

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

On May 31, 2009, $19,491, or 43% of the Company’s accounts receivable were with three customers. On May 31, 2008, $42,277, or 54% of the Company’s accounts receivable were with three customers. In addition, 33% of the revenue for the six months ended May 31, 2008 was generated by one customer. These customers own buildings in which telecommunications wiring and equipment were installed. As the buildings are occupied, revenues and accounts receivable are gradually shifted to the tenants of the buildings, thus minimizing our concentration risk.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect the Company’s more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis. Please review the significant accounting policies in our financial statements in Item 1 to this Form 10-Q.

Cash and Cash Equivalents

The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents.

Accounts Receivable.

Management periodically reviews the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had approximately $14,041 in amounts reserved for bad debt in the six months ended May 31, 2009 and $0 for the six months ended May 31, 2008, respectively.

Deferred Costs

The Company’s deferred development costs were $252,021, net of accumulated amortization of $169,652 at May 31, 2009.   The Company’s deferred development costs are amortized over five (5) years.

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

Financial Operations Overview.

Results of Operations.

Comparison of the three months and six months ended May 31, 2009 and May 31, 2008:

Revenue

Sales revenue for the three months ended May 31, 2009 was $20,826 compared to $106,355 for May 31, 2008, a decrease of $85,529 or 81%. Sales revenue for the six months ended May 31, 2009 was $83,010 compared to $173,530 for May 31, 2008, a decrease of $90,520 or 53%. The decrease in revenues was attributable to a slow down by Valtech as it started their progression of an aggressive marketing campaign outside of Canada. As well as the inability to obtain new contracts to install cable(wiring) in new buildings which is partially due to the slowdown in the economy

Cost of Sales

Cost of sales for the three months ended May 31, 2009 was $62,663 compared to $186,135 for May 31, 2008, a decrease of $123,472 or 67%. Cost of sales for the six months ended May 31, 2009 was $102,241 compared to $241,006 for May 31, 2008, a decrease of $138,765 or 58%.  The Company’s cost of sales decrease due to lower sales and decreased wiring costs for the six months ended May 31, 2009.

Administrative Expenses

Administrative expenses for the three months ended May 31, 2009 was $135,190 compared to $487,075 for May 31, 2008, a decrease of $351,885 or 73%. Administrative expenses for the six months ended May 31, 2009 was $325,021 compared to $581,647 for May 31, 2008, a decrease of $256,626 or 45%. The Company’s administrative expenses decrease was attributable to lower costs to operate due to decreases in our sales volume and offset by additional administrative expenses relating to the merger that occurred on June 2, 2008.

Interest Income

Interest Income for the three months ended May 31, 2009 was $354 compared to $0 for May 31, 2008. Interest Income for the six months ended May 31, 2009 was $2,394 compared to $0 for May 31, 2008. The Company’s interest income results from the interest bearing accounts in 2009.

Interest Expense

The Company’s interest expense for the three months ended May 31, 2009 was $4,765 compared to $13,987 for May 31, 2008, a decrease of $9,222 or 66%. The Company’s interest expense for the six months ended May 31, 2009 was $9,342 compared to $13,987 for May 31, 2008, a decrease of 34%. The decrease is the result of interest incurred for the credit line draws.

Net Loss from Operations and Net Loss per Share

The Company reported a net loss for the three months ended May 31, 2009 and 2008 of ($202,457) and ($601,616), respectively and a net loss for the six months ended May 31, 2009 and 2008 of ($390,585) and ($702,157), respectively. In addition, the Company has reported a net loss per common share outstanding of ($0.00) and ($0.01) for the three months ended May 31, 2009 and 2008, respectively and ($0.01) and ($0.01) for the six months ended May 31, 2009 and 2008, respectively. The differences in the net loss for each of the periods are related to the items specified herein.

Liquidity and Capital Resources

Cash Flow from Operating Activities

The net cash used in operating activities for the six months ended May 31, 2009 was $(152,813) compared to $(427,537) for the six months ended May 31, 2008. The variance in cash flows from operating activities of $274,724 was primarily the result of the change in net loss from operations of $311,572 offset by differences in accounts the increases from accounts payable and accrued expenses and decreases in accounts receivable.

Cash Flow from Investing Activities

The net cash used in investing activities for the six months ended May 31, 2009 was $0 compared to ($41,269) for the six months ended May 31, 2008. The difference consisted of amounts paid for development costs in 2008 versus 2009.

Cash Flow from Financing Activities

The net cash provided by financing activities for the six months ended May 31, 2009 was $185,097 for compared to $356,725 for the six months ended May 31, 2008. The main differences consisted of proceeds (payments) of the line of credit with the bank of $207,746 offset by amounts provided by shareholders of $36,118.

The Company’s independent registered accounting firm has raised substantial doubt regarding the Company’s ability to continue to as a going concern. The going concern uncertainty is the result of recurring losses for the six month periods as well as the Company’s working capital deficiency of $1,267,706 as of May 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the financial controls relating to the operations of its subsidiary Valtech Communications, Inc. were adequate as of May 31, 2009. Management also concluded that although, we have made progress in the preparation of reports to be submitted to the Securities and Exchange Commission since the filing of the annual report on Form 10K, there remains certain material weaknesses relating to the timeliness and adequacy of our reporting of mandatory reports to the Securities and Exchange Commission. The timeliness relates to submission requirements for publication of the change of auditor on Form 8K for which we were a day late. Adequacy issues remain relating to certain disclosures in our amended 10K and our 10Q for our first fiscal quarter of 2009. We have received correspondence from the Securities and Exchange Commissions; and management is working diligently in responding to these comments.

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

Dated: July 13, 2009

Date: April 14, 2009

Hipso Multimedia, Inc.

By: /s/ Rene Arbic

Principal Executive Officer

By: /s/ Alex Kestenbaum

Alex Kestenbaum

Principal Financial Officer and Chief Accounting

Officer