Form 10-Q/A
period 2009-05-31
Hipso Multimedia, Inc.
filed 2009-07-16
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q/A

(Amendment No 1 to Form 10-Q)

(Mark One)

[X]Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

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

Exhibit Number	Description
31.1	Amended-Rule 13a-14(a) Certification of Rene Arbic. (1)
31.2	Amended-Rule 13a-14(a) Certification of Alex Kestenbaum (1)
32.1	Amended-Section 1350 Certification of Rene Arbic (1)
32.2	Amended Section 1350 Certification of Alex Kestenbaum (1)

_________________

(1)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16, 2009

Date: April 14, 2009

Hipso Multimedia, Inc.

By: /s/ Rene Arbic

Principal Executive Officer

By: /s/ Alex Kestenbaum

Alex Kestenbaum

Principal Financial Officer and Chief Accounting

Officer