Form 10-K/A
period 2008-12-31
Hipso Multimedia, Inc.
filed 2009-08-05
CIK 1345865

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2-Form 10-K)

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

Item 6. Selected Financial Data

Not applicable to Smaller Reporting Companies

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere to the financial statements. This discussion may contain forward-looking statements which are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of many events could differ materially from those anticipated in forward looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere. The consolidated financial statements are not audited. The Registrant has retained an auditor and will file an amended Form 10K/A with audited consolidated financial statements

Forward-Looking Statements

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

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
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
(Unaudited)

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
(Unaudited)
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

(Unaudited)

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

(Unaudited)

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements are not audited. The Registrant has retained an auditor and will file an amended Form 10K/A with audited consolidated financial statements.

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Exhibit Number	Description
3.01	Articles of Incorporation. (1)
3.02	Bylaws. (1)
4.01	Form of Specimen Stock Certificate for the Registrant’s Common Stock. (1)
10.01	Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.02	Amendment of January 25, 2006 to Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.03	Services Agreement of June 12, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.04	Development Agreement of September 26, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.06	Employment Agreement as of August 1, 2006 by and between the Registrant and Christopher LaRose. (2) (4)
10.07	Non-Exclusive Sales Agreement of August 14, 2006 between Voxtech Products, Inc. and Northcoast Biomedical, Inc. (2)
10.08	Independent Sales Representative Agreement of September 5, 2006 by and between Voxtech Products, Inc., the Registrant and Daniel P. Elsbree. (2)
10.09	2008 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (5)
10.10	Acquisition of Valtech Communications, Inc. (6)
10.11	Certificate of amendment changing name to Hipso Multimedia, Inc. (7)
10.12	Retainer Agreement between the Registrant and Joel Pensley, Attorney at Law dated March 13, 2008 (8)
10.13	Retainer Agreement between the Registrant and Antonio Moura dated March 13, 2008 (8)
10.14	Consulting Agreement between the Registrant and Thomas Klein dated as of January 15, 2008 (8)
10.15	Consulting Agreement between the Registrant and Arshad Shah dated as of January 15, 2008 (8)
10.16	Consulting Agreement between the Registrant and Gaetan Fontaine dated August 25, 2008 (8)
10.17	Consulting Agreement between the Registrant and Downshire Capital dated December 16, 2008 (8)
10.18	Executive Employment Agreement Between Valtec Communications and Rene Arbic (8)
31.1	Rule 13a-14(a) Amended Certification of Rene Arbic (9)
31.2	Rule 13a-14(a) Amended Certification of Alex Kestenbaum. (9)
32.1	Section 1350 Amended Certification of Rene Arbic (9)
32.2	Section 1350 Amended Certification of Alex Kestenbaum (9)

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

(8)

Filed as an exhibit to the report on Form 10-K.

(9)

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2009	HIPSO MULTIMEDIA, INC. By: /s/Rene Arbic Rene Arbic President and Chief Executive Officer

In accordance with the Exchange Act, this Amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Rene Arbic Rene Arbic	Principal Executive Officer, Director	August 5, 2009
/s/ Alex Kestenbaum Alex Kestenbam	Principal Financial Officer, Principal Accounting Officer and Director	August 5, 2009