Form 10-K/A
period 2008-11-30
Hipso Multimedia, Inc.
filed 2009-10-08
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K/A
Amendment #3
___________________________

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-131599

HIPSO MULTIMEDIA, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	22-3914075
(State of Incorporation)	(I.R.S. Employer Identification No.)

550 Chemin du Golf, Suite 202, Ile de Soeurs, Quebec, Canada	H3E 1A8
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (514) 380-5353

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.00001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On September 9, 2009, the aggregate market value of the 8,933,154 common stock held by non-affiliates of the Registrant was approximately $893,315. On September 9, 2009, the Registrant had 57,173,508 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

TABLE OF CONTENTS

Item ____	Description _________	Page ____

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 1A.	RISK FACTORS RELATED TO OUR BUSINESS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
PLAN OF OPERATION
ITEM 7A.	QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this amended annual report of Hipso Multimedia, Inc. (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this amended annual report on Form 10-K/A that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Hipso Multimedia, Inc. (the "Company") was incorporated under the laws of the State of Florida on April 5, 2005, under the name Physicians Remote Solutions, Inc. While operating as Physicians Remote Solutions, the Company had rights to manufacture and sell a telephone based voice activated billing and records entry system designed for use by physicians called “DR SPEAK”, which was designed to simplify the entry of patient information and the processing of billing claims by physicians. On May 30, 2007 the Company entered into an agreement to acquire all of the issued and outstanding common shares of Valtech Communications Inc. (“Valtech”), a Canadian corporation and a wholly-owned subsidiary of Hipso Multimedia, Inc., a Florida corporation, in consideration of the issuance of 40,000,000 shares of common stock of the Company. The effective date of the reverse merger was June 2, 2008, following which the Company ceased all efforts related to DR. SPEAK. On July 8, 2008, the Company changed its name to Hipso Multimedia, Inc. The Company's common stock is subject to quotation on the NASD OTCBB under the symbol “HPSO.”

Valtech owns and operates a “triple play” network providing digital TV, voice over internet protocol (VoIP) and high-speed internet access via fiber optic cable (“Telecommunication Services”). Initially targeting the multi-dwelling unit (MDU) market in Montreal, Canada, the Company’s plan is to offer its Telecommunication Services throughout Canada. Valtech offers its retail customers a bundled package including IP telephony, internet bandwidth in 5 and 10 megabytes per second (Mbps) increments to a maximum of 50 Mbps, and 83 television channels.

In addition to marketing its services to the MDU market, Valtech also offers its services to hotels, hospital and retirements homes by offering bulk long term agreements to these commercial customers, marketing its Telecommunication Services through its website, valtech.ca, through advertisements in print media and direct mailings. Valtech also directly markets its Telecommunication Services to scale real estate business such as Brookfield Real Estate, La Societe d' Habitauonte de Montreal and Embassy Suites Hotels as well as residential complexes in the greater Montreal area.

In addition, one of the Company’s principal shareholders, Peter Varadi, owns Canvar Group Inc., a real estate conglomerate based in Quebec, Canada, which owns and operates residential and office complexes, including the Hilton Garden Inn, in Montreal. In January 2009, Valtech entered into an oral agreement with Canvar Group, which was formalized in a written agreement in July 2009, the material terms of which provide as follows: (i) when Canvar leases or rents apartments or office space, it will provide brochures, price lists, contact information and other literature relating to Valtech’s Telecommunications Services; (ii) in new or refurbished construction to which Canvar intends to provide Telecommunications Services, for no additional charge to tenants Canvar have Valtech install wiring to Valtech’s server and pay Valtech for such installation: and (iii) commencing with apartments presently under construction above its Hilton Garden Inn, Canvar will provide wiring and equipment to facilitate Valtech’s installation and connections of its Telecommunications Services to premises in which it is offering telecommunications services at no additional charge to the tenant and will pay Valtech’s standard rate for multiple units on a monthly basis. The agreement is for a one-year term, subject to extension by the parties.

Valtech wires its customers facilities, including apartments, office complexes and hotels, among others, which in some instances, are at its expense and in others is paid for by the property owners or operators. Costs of installation for an end-user average US$200 Note: below it states “free installation) , which cost is amortized over a period of six to twelve months through service charges. As a result, the addition of new customers may cause initial cash flow deficits which are recouped over the period of amortization.

On February 10, 2008, Valtech signed a letter of intent with Ericsson Canada, a subsidiary of the multi-national European telecommunications giant, Telefonaktiebolaget LM Ericsson (NASDAQ:ERIC for the implementation, maintenance and market development of an internet protocol television (IPTV) platform. The letter of intent, which is subject to the negotiation of a definitive agreement, is for Valtech to build and operate a hub for IPTV, but to date no agreement has been negotiated and no current negotiations are on-going. If the partnership commences operations, of which there can be no assurance, Valtech believes that it is well-positioned for the highly attractive IPTV market opportunity.

At present, Valtech offers two triple play packages.  Each includes high speed internet, digital TV, and VoIP.  The packages are differentiated as follows:

Emeraude Package

- Price: Cdn$69.99 / month (US$56.63);
- Very high speed internet: 1 meg/sec in and out;
- Digital TV: 43 channels plus 30 Galaxie channels;
- VoIP with Caller Id, Voicemail, Email Voicemail, Call Waiting, Transfer on no answer; and
- Transfer on Call Busy, Permanent Transfer, Caller Id on Call Waiting.

Saphir Package

- Price: Cdn$119.99 / month (US$97.10);
- Very high speed internet: 3 meg/sec in and out;
- Digital TV: 80  channels plus 30 Galaxie channels;
- VoIP with Caller Id, Voicemail, Email Voicemail, Call Waiting, Transfer on no answer, Transfer  on Call Busy, Permanent Transfer, Caller Id on Call Waiting; and
- Unlimited calls to the US and Canada.

Competition

Valtech faces competition in the triple play telecommunications arena primarily from Bell Canada and Videotron, both of which have significantly longer operating histories and far greater financial and other resources than does the Company. In the opinion of management, Valtech offers clearer television service and  Internet services with broader bandwidth (a maximum of 50 mgbd vs. 10 mgbd) and at a substantially lower monthly price than does its competitors. Valtech has gained and continues to gain customers from both of its major competitors. Valtech believes that its main advantage over its competition is that it provides the “last mile” (the connection to the building in which its customers live, stay or work) and that its Telecommunication Services are provided via fiber optic rather than coaxial cable as used by the incumbent competition. While its competitors could replace there coaxial cable with fiber optic, the expense is disproportionate to the financial rewards and such replacement is sporadic at best.

Employees

We currently have approximately 7 full employees, including our president, and two part-time per diem installers for our Telecommunication Services and equipment.

Patents, Trademarks, Service Marks And Licenses and Other Intellectual Property

At the present time, Valtech owns no patents or intellectual property. Thus, its competitors can use the same communications technology as Valtech and offer identical service. However, because of installation of the coaxial network of the incumbent carriers, they cannot without unreasonable expense over the same maximum bandwidth which Valtech offers through the use of fiber optics.

Government Regulation

The Company’s business is not subject to any governmental regulation.

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS Back to Table of Contents

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this amended annual report on Form 10-K/A for the year ended November 30, 2008.

This amended annual report on Form 10-K/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K/A.

Risk factors related to our business

Valtech’s limited operating history makes it difficult for an investor to evaluate the Company’s past performance and future prospects.

The Company’s operating subsidiary, Valtech, was formed and commenced offering its Telecommunication Services in 2006. As a result, the Company has limited historical financial and operating data upon which an investor can evaluate the Company’s present business and future prospects. This limited operating history makes it very difficult for investors to evaluate or predict our ability to, among other things, achieve new and retain existing customers, generate and sustain a revenue base sufficient to meet operating expenses, and achieve profitability, if ever.

Our auditor has raised doubts about the Company's ability to continue as a going concern.

The Company has lost money in every quarter since the inception of its business. It depends on loans from its principal shareholders to survive. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) (US$137,577). The loans have no specific terms of repayment and are unsecured. Interest expense for the years ended November 30, 2008 and 2007 were $2,286 and $0, respectively. Accrued interest on these loans as of November 30, 2008 and 2007 was $1,937 and $0, respectively.

It is attempting to raise equity funding but, thus far, has been unsuccessful. Given its present plans to expand its business, in the absence of such loans or successful fundraising, the Registrant through Valtech, which is its operating subsidiary, will fail. If, however, Valtech ceased trying to expand and simply administered the accounts it has developed, in management's opinion, it is anticipated that we could become cash flow positive within twelve months.

The Company may not be successful in implementing its business plan.

While the Company’s business model and strategy of offering “triple play” Telecommunications Services is similar to those being utilized by many existing providers of telecommunication services, the Company may not be successful, for many reasons, including but not limited to insufficient resources to compete in its present market or in expanded markets in Canada or elsewhere.. If the assumptons underlying the business model are not valid or if the Company is unable to implement the business plan, achieve predicted levels of market penetration or obtain the desired level of pricing of services for sustained periods, the Company may not be successful. The Company focuses on selling directly to consumers and through hotels and apartment buildings. It may never be able to achieve significant market acceptance, favorable operating results or profitability.

The Company is dependent upon two major customers.

Valtech is dependent upon two major customers, one of which, Canvar Group, is owned by a major shareholder. The other major customer is Residence des Boulevards. The two major customers accounted for approximately 41% of the Company’s accounts receivable at November 30, 2008. However, as Valtech completes each installation of its equipment in the residences and business facilities of individual retail customers, the individual customers become the customer and are billed directly. As a result, in future periods the Company’s dependence on one or more major customers should decline.

The Company expects that its losses will continue for the foreseeable future.

The Company has incurred losses and experienced negative cash flow from operations since it commenced its Telecommunications Services business. It expects to continue to incur significant losses and negative cash flow from operations for the foreseeable future. If revenue does not grow as it expects or if its ability to raise capital is insufficient or operating expenditures exceed its expectations, then the Company’s business, prospects, financial condition and results of operations will face materially adverse effects.

Competitive forces may result in the decrease of the price for the Company’s Telecommunication Services.

Prices for communications services have historically decreased over time. The Company expects that prices for its Telecommunications Services may decrease after the market for such services becomes saturated. In management’s opinion, saturation will not occur for at least five years. In that event, the Company may have to reduce prices in order to remain competitive. The inability to sell its Telecommunication Services at desired pricing levels would significantly impair its ability to achieve profitability.

Valtech owns no patents or other proprietary technology.

Valtech has not applied for any patents nor does it own proprietary technology. As a result, competitive companies can offer the same services as Valtech utilizing the same technologies

The market in which Valtech operates is highly competitive.

The market for telecommunications and Internet services in the Company’s market is extremely competitive. Valtech faces competition on price and quality of service from traditional communications companies with longer operating histories, more established customer relationships, greater financial, technical and marketing resources, larger customer bases and greater brand or name recognition. Furthermore, companies that may seek to enter our markets may expose us to severe price competition and technological developments. Any of these factors may limit the Company’s ability to compete effectively. At present, Valtech does not have a significant presence in the Montreal triple play market but the Company believes that its market share will grow because of its growing name recognition through advertising (both print and Internet) and customer referrals and a combination of quality of its service and lower prices than the incumbent competition. The completion is primarily from Bell Canada and Videotron.

The Company has been dependent upon loans from its principal shareholders to fund its negative cash flow from operations.

Presently, the four largest shareholders have loaned funds to the Company to make up its negative cash flow and the Company is dependent on these loans from its principal shareholders to continue its operations at present levels. The loans from affiliates are interest-free except that loans in excess of CDN $150,000 bear interest of 10% on balances above CDN $150,000.

The Company requires additional funding in the future in order to grow its business.

The Company is attempting to raise debt or equity funding from unaffiliated entities but, to date, it has not been successful.  Given its present plans to expand its business, in the absence of continued loans from its principal shareholders or successful fundraising, the Company may not be able to successfully compete and fully develop its business plan. Notwithstanding the foregoing, the Company believes that if Valtech reduced efforts for expansion and simply administered its existing customer accounts, it would become cash flow positive within twelve months.

The actual amount and timing of future capital requirements will depend upon a number of factors, including, but not limited to:

- the number of new markets it enters and the timing of entry;
- the rate and price at which customers purchase services;
- the level of marketing required to attract and retain customers; and
- opportunities to invest in or acquire complementary businesses.

Failure to manage growth could have a detrimental effect on the Company’s business.

The Company anticipates that the number and rate of installations for new customers will continue to increase provided that the Company is able to raise sufficient capital. However, rapid growth would place a significant strain on the Company’s management, financial controls, operations, personnel and other resources. If the Company fails to manage its anticipated rapid growth, its business could be materially adversely affected. If the Company is unable to provide its existing customers with adequate service and if it does not institute adequate financial and reporting systems, managerial controls and procedures, its financial condition will be adversely affected. It is currently implementing operational support systems to bill customers, process customer orders and coordinate with vendors and contractors. To manage growth effectively, it must successfully implement these systems on a timely basis and continually expand and upgrade these systems as our operations expand.

The Company’s success depends in large part on its retention of executive officers.

The Company is managed by a small number of executive officers. Competition for qualified executives in the telecommunications industry is intense, and there are a limited number of persons with comparable experience. The Company depends upon its executive officers, and, in particular, Rene Arbic, President and Chief Executive Officer, to execute its business strategy and manage employees. While Company does not have employment agreements with nor does it have "key person" life insurance policies on any of its executive officers, Rene Arbic has an employment agreement with Valtech, the Company’s operating subsidiary. The loss of these key individuals would have a material adverse effect on the Company’s business.

If the Company fails to recruit and hire qualified personnel in a timely manner or to retain its employees, it will not be able to execute its business strategy.

The Company’s strategy is to continue expanding its presence in Montreal and in Quebec Province. It also plans to expand its service areas to other provinces in Canada. In order to execute this strategy, it must identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. If it cannot hire and retain a sufficient number of qualified employees, it will not be able to expand as planned. The Company may be unable to identify, hire or retain employees with experience in the telecommunications industry. Any failure to attract suitable employees would adversely affect its business.

The Company may make acquisitions of complementary businesses in the future which may disrupt its business and be dilutive to existing shareholders.

The Company intends to consider acquisitions of businesses in the future. Acquisitions of businesses and technologies involve numerous risks, including the diversion of the attention of management, difficulties in assimilating the acquired operations, loss of key employees from the acquired company and difficulties in transitioning key customer relationships. In addition, acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any of these factors could materially harm the Company’s business or operating results.

The Company’s quarterly operating results are likely to fluctuate significantly, causing its stock price to be volatile.

The Company cannot accurately forecast quarterly revenue and operating results, which may fluctuate significantly from quarter to quarter. If quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of its common stock could fall substantially. Its quarterly revenue and operating results may fluctuate as a result of a variety of factors, many of which are outside our control, including:

- the amount and timing of expenditures relating to the rollout of services;
- the rate at which it is able to attract and retain customers;
- the availability of future financing to continue expansion;
- technical difficulties;
- the introduction of new services or technologies by our competitors and
- pressures on the pricing of services.

The Company’s principal shareholders and management own a significant percentage of its capital stock and are able to exercise significant influence over the Company.

The Company’s executive officers and directors and principal shareholders together beneficially own a majority of the total common stock of the Company. Accordingly, these stockholders, as a group, will be able to determine the composition of the board of directors and will retain the power to approve all matters requiring shareholder approval and will continue to have significant influence over the Company’s affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of our company, which in turn could have a material and adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

Risk factors related to the market for our common stock

There is no assurance that an active trading market will be sustained for our common stock.

Our common stock became eligible for quotation on the NASD OTCBB under the symbol “HPSO” on August 8, 2008. Further, there can be no assurance regarding the market price of our shares. In addition, the liquidity of any trading market in our common stock, and the market price quoted for the shares of common stock, may be adversely affected by changes in the overall market for securities generally and by changes in our financial performance or prospects for companies in our industry generally. As a result, you cannot be sure that an active trading market will develop or be sustained for our shares.

State blue sky registration; potential limitations on resale of our securities.

It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Dividends unlikely.

We do not expect to pay dividends for the foreseeable future. The payment of dividends, if any, will be contingent upon our future revenues and earnings, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is our intention to retain all earnings for use in the business operations and accordingly, we do not anticipate that the Company will declare any dividends in the foreseeable future.

Possible Issuance of Additional Securities.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.00001. As of September 9, 2009, we have 57,173,508 shares of common stock issued and outstanding. We may issue additional shares of common stock in connection with any financing activities, as compensation for services or in connection with any future acquisitions. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.

Compliance with Penny Stock Rules.

Our securities are considered a "penny stock" as defined in the Exchange Act and the rules thereunder, since the price of our shares of common stock is less than $5. Unless our common stock will otherwise be excluded from the definition of "penny stock," the penny stock rules apply with respect to our common stock. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

The Company is filing this amendment to its annual report for the fiscal year ended November 30, 2008, in response to a SEC comment letter dated July 10, 2009.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Company's corporate offices are located at 550 Chemin du Golf, Suite 202, Ile des Soeurs, Quebec H3E 1A8.  The office building is owned by Canvar Group, which is owned by Peter Varadi, a principal shareholder. The office space is made available to us on a month-to-month basis on a rent-free basis. The Company believes that the office facilities of approximately 2,500 square feet are sufficient for the foreseeable future and that this arrangement will remain in effect.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Company filed a complaint on January 29, 2009 against Florida Atlantic Stock Transfer, Inc., its transfer agent and Thomas Klein and Arshad Shah, two former consultants  in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida. Each consultant was issued 300,000 shares or restricted common stock and options to purchase an additional 500,000 shares of restricted common stock exercisable immediately and 700,000 options exercisable in tranches. Each consultant exercised the options for the initial 500,000 shares but each failed to pay the aggregate exercise price of $30,000 or US$.06 per share. The Company cancelled the consulting agreements on the grounds of non-performance. The complaint demanded a stop on the transfer of shares issued, and cancellation of those shares and options to purchase additional shares, as well as payment of share subscriptions. The outcome of the litigation is undeterminable at present. The 600,000 shares are reflected as outstanding in the accompanying consolidated financial statements and stock based compensation of $36,000 was recorded. Additionally, the fair value of the options have been recorded aggregating $22,820 and a provision for $60,000 has been recorded for the amount due for the option exercise price since the consultants have not paid the option price to date.

The Company is not a party to any other litigation and does not believe that any litigation is pending or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the NASD OTCBB under the symbol HPSO. To the best knowledge of the Registrant, there has been no liquid trading market for the Registran's common stock since its registration statement was declared effective. The following table shows the high and low bid prices for the Registrant's common stock during the last three fiscal years as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	High	Low	High	Low	High	Low
First Quarter ended February 28,	$1.29	$0.09	$0.09	$0.05	$0.10	$0.02
Second Quarter ended May 31,	$0.25	$0.06	$0.19	$0.02	$0.10	$0.02
Third Quarter ended August 31,	$0.16	$0.06	$0.18	$0.01	$0.10	$0.02
Fourth Quarter ended November 30,	$-	$-	$0.19	$0.07	$0.06	$0.02

Approximate Number of Holders of Common Stock: On September 20, 2009, there were approximately 25 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Registrant's board of director approved an equity compensation plan under which 3,000,000 shares of our common stock is authorized for issuance. No shares have been issued under such plan as of the filing of this mended annual report for the year ended November 30, 2008.

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

Date of Issuance	Name	No. of Shares	Consideration	Exemption
04/06/2005	Gary Cella	4,500,000	For services provided valued at $45	Section 4(2)
04/06/2005	Jonathan B. Reisman	4,500,000	For services provided valued at $45	Section 4(2)
09/01/2005	Christina Del Pin	200,000	Pursuant to licenses agreements valued at $20,000	Section 4(2)
10/21/2005	Robert Vecchio	25,000	Private placement valued at $2,500	Section 4(2)
10/21/2005	Cono Onorato	25,000	Private placement valued at $2,500	Section 4(2)
10/21/2005	James Onorato	25,000	Private placement valued at $2,500	Section 4(2)
10/21/2005	Alan Polsky	400,000	Private placement valued at $40,000	Section 4(2)
10/27/2005	Anthony Abruscato	100,000	Private placement valued at $10,000	Section 4(2)
10/27/2005	Todd Brook	100,000	Private placement valued at $10,000	Section 4(2)
11/01/2005	Robert Cutler	20,000	Private placement valued at $2,000	Section 4(2)
11/01/2005	Dean Lubatt	50,000	Private placement valued at $5,000	Section 4(2)
11/01/2005	Anthony Abruscato	100,000	Private placement valued at $10,000	Section 4(2)
11/29/2005	Michael Canning	25,000	Private placement valued at $2,500	Section 4(2)
11/29/2005	David Teresi	25,000	Private placement valued at $2,500	Section 4(2)
11/29/2005	Derek Christian	25,000	Private placement valued at $2,500	Section 4(2)
11/29/2005	Juan Carlos Canales	50,000	Private placement valued at $5,000	Section 4(2)
11/30/2005	Richard Schreiber	150,000	Private placement finder's fees valued at $15,000	Section 4(2)
11/30/2005	Patricia Stewart	150,000	Private placement finder's fees valued at $15,000	Section 4(2)
12/01/2005	Alfred Cella	75,000	For services as director valued at $7,500	Section 4(2)
12/01/2005	Lee Hanover	125,000	For services as officer valued at $12,500	Section 4(2)
12/01/2005	Martin Horowitz	75,000	For services as director valued at $7,500	Section 4(2)
08/01/2006	Christopher LaRose	666,672	For services as CFO valued at $66,667	Section 4(2)
12/01/2006	Envisionit Media, Inc.	5,000	For services valued at $500	Section 4(2)
05/01/2007	Doughlas Jordan	100,000	Private placement valued at $10,000	Section 4(2)
05/01/2007	Vincent DiGaetano	100,000	For services valued at $10,000	Section 4(2)
03/13/2008	Antonio P. Moura	120,000	For services valued at $7,200	Section 4(2)
03/13/2008	Joel Pensley	583,500	For services valued at $35,010	Section 4(2)
09/30/2008	Gaetan Fontaine	50,000	For services valued at $1,993	Section 4(2)
02/13/2009	Joel Pensley	85,000	For services valued at $14,450	Section 4(2)
06/17/2009	Joel Pensley	100,000	For services valued at $16,000	Section 4(2)
06/17/2009	Maureen Abato	100,000	For services valued at $16,000	Section 4(2)
07/02/2009	Claude Gendron	900,000	For services valued at $135,000	Section 4(2)

The Company believes that the above issuances of restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	-0-	-0-	3,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	3,000,000

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Operating Results Data:	2008	2007
Revenues	$372,638	$123,324
Net loss	(837,176)	(224,172)
Net loss per basic common shareholder	(0.02)	(0.00)
Basic weighted average common shares	53,692,041	51,501,800

Financial Position Data:
Total assets	335,034	480,965
Total liabilities	1,067,922	782,308
Stockholders' deficit	(732,888)	(301,343)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS Back to Table of Contents

Forward-Looking Statements

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.  The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors".

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

Overview

In June 2007, we acquired our wholly-owned subsidiary, Valtech Communications Inc. ("Valtech") in a reverse merger transaction, issuing 40 million restricted shares to the Valtech shareholders.

Valtech offers low-cost, highly reliable service of Digital Phone, Digital Voice, High-Speed Internet and Digital TV backed by fast, friendly and live customer service(“Telecommunication Services”). We have expanded our bundled services by providing an end-to-end IPTV solution consisting of IPTV middleware, video on demand, network based PVR, IPTV head ends, content protection, IPTV infrastructure, system integration and IPTV applications such as games.

We intend to use our limited resources to market our services to new residential and commercial building complexes and existing hotel chains. Further, we intend to market our bundled Telecommunication Services in industry publications and intend to develop our website and promote its presence in order to increase web traffic and possible sales to new clients (www.valtech.ca).

Provided the Company can secure additional funding, our plan to increase our marketing activities throughout Canada, pay industry compatible salaries to our executives and staff, hire additional salespersons, who among other activities, would engage in direct solicitations. At present, we have not received commitments for capital from third parties and there can be no assurance that we will be able to acquire additional capital on terms acceptable to the Company, if at all.

We believe that the our negative cash flow from operations will decrease steadily as our subscriber base increases. While we have a commitment from a principal shareholder to provide funding until we achieve positive cash flow from operations, if our affiliated control shareholders cease provided short-term interim funding through loans to expand our business, the Company may experience reduced growth in its revenues.

Regardless of the amount of funds available to us for marketing, we intend to continue to pursue strategic alliances with complementary businesses in an effort to enter and expand our Telecommunication Services. The complementary businesses we intend to solicit are those that have developed and maintain marketing channels to our potential customers.

At present, we use proceeds from shareholder loans to purchase telecommunication hardware, cables and equipment. It is our intention to secure alternative debt and/or equity funding sources in order to reduce depends from our current funding sources.

Our management believes that the trend in our business is toward greater convergence to high speed Internet and high definition television. We believe that our bundled Telecommunication Services are competitive in terms of reliability and pricing as compared to the services offered by incumbent operators. Since we have no patent protection, it is possible that a well-funded company could enter the field and diminish our prospective business growth. We face uncertainties regarding our future growth because we must compete on price and quality of service with traditional communications companies with far longer operating histories, more established customer relationships, greater financial, technical and marketing resources, larger customer bases and greater brand or name recognition. Furthermore, companies that may seek to enter our markets may expose us to severe price competition and future technological developments could make us less competitive.

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. On November 30, 2008, the Company had cash of $19. At November 30, 2008 the company had no cash equivalents.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had no bad debt expenses at the end of November 30, 2008 and 2007, respectively. The Company accounts receivable for the years ended November 30, 2008 and 2007 were $64,971 and $80,787, respectively.

Deferred Costs. The Company's deferred development costs were $371,983 at November 30, 2008 and $435,396 at November 30, 2007. The Company recorded $78,876 amortization expense for the year ended November 30, 2008 and $67,476 for the year ended November 30, 2007 reflecting increased volume of installation costs. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

Revenue Recognition. The Company's wholly owned subsidiary, Valtech Communications, Inc. owns and operates a triple play (telephone, internet and TV channels distribution) network in Canada via fiber to individual customers, hotels and retirement homes. The Company bills its subscribers on a monthly basis and recognizes the monthly revenue based upon the specific plan selected by the subscriber. The Company also provides contract services to wire commercial buildings with fiber optic cable in order to provide for similar services.

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. The Company for the year ended November 30, 2008 had $26,373 of equipment and for the year ended November 30, 2007 $33,944. This decrease represents the depreciation of existing equipment.

Results of Operations.

Comparison of the years ended November 30, 2008 and 2007

Revenues: Revenue for the year ended November 30, 2008 was $372,638 compared to $123,324 for year ended November 30, 2007. The Company's revnues increase was $249.314 which represents a 202% increase from the prior year. Valtech accounted for one hundred per cent (100%) of revenues for November 30, 2008 and 2007, respectively. The Company's increase in revenue is mainly attributed to new customers. The increase in new customers for our Telecommunication Services is attributable to our marketing activities and increased name recognition. We believe that our revenues are recurring as we have experienced low customer turn-over rates.

Cost of Sales: Cost of Sales for the year ended November 30, 2008 was $497,572 compared to $61,733 for year ended November 30, 2007. The Company's cost of sales increase was $435,839 which represents a 706% increase from prior year due to higher costs associated with the increase in sales. Advertising expenses remained stable. Thus, the increase in the cost of sales arose from the increase in the costs of wiring and installation as well as equipment, such as set top boxes.

Depreciation and Amortization: For the year ended November 30, 2008 we recorded $85,197 in depreciation and amortization expenses compared to $73,536 during the year ended November 30, 2007.

General and Administrative Expenses: General and Administrative Expenses for the year ended November 30, 2008 was $677,660 compared to $274,618 for year ended November 30, 2007. The Company's general and administrative expenses increase was $391,288 which represents a 142.48% increase from prior year due to higher costs related to increase in sales. Valtech increased its technical office staff in order to respond to tenders for business.

Interest Income: Interest Income for the year ended November 30, 2008 was $11 compared to $117 for the year ended November 30, 2007. The Company's interest income was $106 less than the prior year which represents a 90.06 % decrease. The Company had less cash for the year ended November 30, 2008 resulting in less interest income as compared to the year ended November 30, 2007.

Interest Expense: The Company's interest expense for the year ended November 30, 2008 was $29,268 compared to $11,262 for year ended November 30, 2007. The increase of $18,006 represents a 159.88%. This was the direct result of increases in line of credit draw for working capital to enable the purchase of equipment for new installations.

Liquidity and Capital Resources

During the year ended November 30, 2008, we had a net decrease in cash of $9,363. Total cash resources as of November 30, 2008 was $19. During the year ended November 30, 2008 and 2007, net cash used in operating activities was $491,992 and $12,972, respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities for the year ended November 30, 2008 was $14,372 compared to $428,791 net cash used in investing activities for the year ended November 30, 2007. The net cash used in investing activities for the year ended November 30, 2008 and 2007 was related to deferred development costs of $14,372 and $428,791, respectively. The decrease in deferred development costs is directly related to the installation of equipment needed to provide our services.

Net cash provided by financing activities was $397,268 for the year ended November 30, 2008 compared to $422,958 net cash provided by financing activities for the year ended November 30, 2007. The net cash provided by financing activities for the year ended November 30, 2008 resulted from a bank loan of $163,438 and proceeds of $233,830 from affiliated shareholders. The net cash proceeds from financing activities for the year ended November 30, 2007 resulted from a bank loan of $287,971 and proceeds of $134,987 from affiliated shareholders.

Our continued operations will depend on whether we are able to raise additional funds through third parties, such as equity and debt financing, as well as additional loans from our affiliated shareholders. However, there can be no assurance that such additional funds will be available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to fully fund our growth plan.

Current and Future Financing Needs

We have incurred an accumulated deficit of $1,117,753 through November 30, 2008. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including equipment related to our Telecommunications Services. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs, including our plan for expansion, at least for the next 18 months. Our cash requirements for fiscal year 2009 are estimated to be $600,000 based on our present revenue growth rate. We have short-term funding commitments of $500,000 from one of our controlling shareholders until such time the Company generates positive cash flow from operations or is able to secure alternative long-term funding through the issuance of debt and/or equity. We expect to be able to meet our current debt obligations provided that our current customer base does not decrease. At present, the Company is unable to meet its obligations under the Ericsson agreemet unless it raises additional funding, and no negotiations are on-going with Ericsson at present~~.~~

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

-  the progress of our revenue growth under the current uncertain business environment;
 - the number and additional subscriber to out bundled Telecommunications Services;
 - our ability to retain our current subscriber base and licensing arrangements;
 - our ability to achieve secure equipment financing;
 - the costs involved in marketing our Telecommunication Services; and
 - the costs involved being a public company.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Effect of Exchange Rate on Cash.

The Company benefited from the Canadian exchange rate total of $99,733 for the year ended November 30, 2008 compared to $858 for the year ended November 30, 2007. The decrease reflects the decrease in the value of the Canadian dollar as compared to the United States dollar.

Cash end of Year. The Company cash decreased by $9,363 to $19 at the end of November 30, 2008 compared to a decrease of $17,947 to $9,382 at the end of November 30, 2007.

Off-Balance Sheet Arrangements

As of November 30, 2008 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

The Company leases its office space from a related party. See also footnote 7 in the consolidated financial statements.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. The Company has adopted the provisions of SFAS 123R. The adoption of this principle had no effect on the Company’s operations.

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

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on December 1, 2007. The adoption of SAB 110 did not have a material impact on the Company’s financial position.

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

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. Management has adopted SFAS 165 and has evaluated subsequent events through September 30, 2009, the date the financial statements were issued.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

ITEM 7A.  QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended November 30, 2008 and 2007 are attached to this annual report.

Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of November 30, 2008, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was not effective as of November 30, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Evaluation of disclosure controls and procedures.

In connection with the review of the audit of the Company’s financial statements for the year ended November 30, 2008, and as a result of the SEC’s comment letters regarding the annual report on Form 10-K, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our CEO and CFO concluded that our disclosure controls and procedures was not effective as of November 30, 2008. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of its wholly-owned subsidiary, which resulted in adjustments on the translation of foreign currencies, adjustments to certain estimates made on the allowance of doubtful accounts and the write-off of certain receivables, under accrual of interest expense and reclassifications on their statement of cash flows. In light of the above, the Company re-audited and restated its financial statements for the year ended November 30, 2008.

Changes in Internal Control Over Financial Reporting

We have made changes to our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 subsequent to the year ended November 30, 2008 to enhance our internal control over financial reporting. Specifically, replacing its previous part-time CFO, the Company has hired a full-time Chief Financial Officer, who has been directed to implement adequate internal controls over financial reporting.

Remediation Plan for Certain Weaknesses in the Company’s Disclosure Controls and Procedures

Specifically, the Company has streamlined its closing process on a monthly basis to ensure that the amounts and disclosures are reviewed timely and that the information is correctly stated in the Company’s financial statements disclosure documents. These changes were completed during the Company’s third quarter of the fiscal year 2009. Management believes that these steps are sufficient to remediate the certain weakness in our disclosure controls and procedures.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title
Rene Arbic	56	Chief Executive Officer and President and Director
Alex Kestenbaum	47	Secretary, Treasurer and Director

Officers are not elected for a fixed term of office but hold office until their successors have been elected.

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

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Rene Arbic, CEO	2008	68,744	---	---	---	---	68,744
	2007	63,744	---	---	---	---	63,744
	2006	---	---	---	---	---	---
Alex Kestenbaum, CFO	2008	---	---	---	---	---	---
	2007	---	---	---	---	---	---
	2006	---	---	---	---	---	---
Christoper LaRose	2007	66,673	---	---	---	---	66,673

Rene Arbic became Chief Executive Officer of the Registrant on June 2, 2008. He entered into a one year employment agreement to serve as President of the Registrant’s subsidiary, Valtech, on October 1, 2006 which agreement has been extended and is still in full force and effect under which he receives  a salary of Cdn $80,000 which converts to US$63,744. He receives no compensation for serving as President of the Registrant.

Alex Kestenbaum became Chief Financial Officer, Treasurer and Secretary on June 2, 2008 of the Registrantg and Chief Financial Officer of Valtech, its subsidiary. He has not entered into a contract with the Registrant and receives no compensation for acting as an officer or director of the Registrant nor for his services to Valtech.

In August 2006, the Registrant entered into a one year employment agreement with Christopher LaRose pursuant to which Mr. LaRose served as President and CEO. The Registrant issued Mr. LaRose 83,334 shares of the Registrant’s common stock per month. The above table reflects the issuance of an aggregate of 666,672 shares to Mr. Rose during the fiscal year ended November 30, 2007.Mr. LaRose earned these shares which have an aggregate value of approximately $66,674 based upon a value of $.10 per share.

Outstanding Equity Awards at Fiscal Year-End Table.

As of November 30, 2008, there were no outstanding equity awards for the directors and executive officers of the Company.

Other Compensation.

The Company has no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement. In addition, there are no contracts, agreements, plans or arrangements that provide for payments to our executive officer in connection with the resignation, retirement or other termination of our executive officer, or a change in control of the Registrant.

Compensation of Directors.

The Company's board members receive no remuneration.

Director Independence.

The Registrant does not have a nominating committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees. The Registrant currently has no independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's common stock. As of September 9, 2009, the Registrant had 57,173,508 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Rene Arbic, CEO 550 Chemin du Golf, Suite 202 Ile des Soeurs, Quebec, H3E 1A8, Canada	13,943,634 shares	24.39%
Common Stock	Alex Kenstenbaum, CFO (a) 100-2700 Rufus-Rockhead Montreal, Quebec, H3J 2Z7, Canada	1,600,000 shares	2.80%
Common Stock	Peter Varadi (b) 100-2700 Rufus-Rockhead Montreal, Quebec, H3J 2Z7, Canada	16,348,360 shares	29.59%
Common Stock	Morden Lazarus (c) 759 Square Victoria, Suite 200 Montreal, Quebec, H2Y 2J7, Canada	16,348,360 shares	29.59%
Common Stock	All officers and directors as a group (2 people)	15,543,634 shares	27,19%

(a) The Shares are held by 9193-0578 Quebec, Inc, beneficially owned by Alex Kestenbaum
(b) 12,800,000 Shares are held by 9177-2541 Quebec, Inc. beneficially owned by Peter Varadi
(c) 12,800,000 Shares are held by Interactive Classified Corporation beneficially owned by Morden Lazarus

None of the above shareholders has the right to acquire additional Shares. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE Back to Table of Contents

During the fiscal year ended November 30, 2007, the Registrant did not enter into any transaction, in which the Registrant was or is to be a participant and the amount involved exceeds $120,000. During the fiscal year ended November 30, 2008, the Registrant was indebted to the following persons in the amount indicated: Rene Arbic, CEO total of $160,606, Peter Varadi, control shareholder total of $160,606 and Moden Lazarus, control shareholder $117,320.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
On July 3, 2008, the Company's Board of Directors has appointed KBL, LLP, Certified Public Accountants as independent public accountant for the fiscal year ending November 30, 2008 and 2007. On July 1, 2009, the Company dismissed Meyler & Company, LLC.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by KBL, LLP and Meyler & Company, LLC, for the audit of the Registrant's annual financial statements for the years ended November 30, 2008 and 2007, and fees billed for other services rendered by KBL, LLP and Meyler & Company, LLC during those periods.

	Year Ended
	November 30, 2008	November 30, 2007
Audit fees (1)	$40,000	$10,000
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	3,370
All other fees	N/A	N/A
________________
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Code of Ethics
The Corporation has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors have not filed all reports required under Section 16(a).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

3134:
Exhibit	Description
3.01	Articles of Incorporation. (1)
3.02	Bylaws. (1)
4.01	Form of Specimen Stock Certificate for the Registrant’s Common Stock. (1)
10.01	Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.02	Amendment of January 25, 2006 to Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.03	Services Agreement of June 12, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.04	Development Agreement of September 26, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.06	Employment Agreement as of August 1, 2006 by and between the Registrant and Christopher LaRose. (2) (4)
10.07	Non-Exclusive Sales Agreement of August 14, 2006 between Voxtech Products, Inc. and Northcoast Biomedical, Inc. (2)
10.08	Independent Sales Representative Agreement of September 5, 2006 by and between Voxtech Products, Inc., the Registrant and Daniel P. Elsbree. (2)
10.09	2008 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (5)
10.10	Acquisition of Valtech Communications, Inc. (6)
10.11	Certificate of amendment changing name to Hipso Multimedia, Inc. (7)
10.12	Retainer Agreement between the Registrant and Joel Pensley, Attorney at Law dated March 13, 2008 (8)
10.13	Retainer Agreement between the Registrant and Antonio Moura dated March 13, 2008 (8)
10.14	Consulting Agreement between the Registrant and Thomas Klein dated as of January 15, 2008 (8)
10.15	Consulting Agreement between the Registrant and Arshad Shah dated as of January 15, 2008 (8)
10.16	Consulting Agreement between the Registrant and Gaetan Fontaine dated August 25, 2008 (8)
10.17	Consulting Agreement between the Registrant and Downshire Capital dated December 16, 2008 (8)
10.18	Executive Employment Agreement Between Valtec Communications and Rene Arbic (8)
31.1	Rule 13a-14(a) Amended Certification of Rene Arbic (9)
31.2	Rule 13a-14(a) Amended Certification of Alex Kestenbaum. (9)
32.1	Section 1350 Amended Certification of Rene Arbic (9)
32.2	Section 1350 Amended Certification of Alex Kestenbaum (9)

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

(9) Filed herewith.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Rene Arbic
Chief Executive Officer
Dated: October 7, 2009
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer
Dated: October 7, 2009
Ile des Soeurs, Quebec, Canada

Financial Statements Back to Table of Contents

Report of independent registered public accounting firm Back to Table of Contents

Board of Directors
HIPSO Multimedia, Inc.
Montreal, CANADA

We have audited the accompanying consolidated balance sheets of HIPSO Multimedia, Inc. and subsidiary (the “Company”) as of November 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended November 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIPSO Multimedia, Inc. as of November 30, 2008 and 2007, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended November 30, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company and has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements have been restated for the year ended November 30, 2008 (see Note 13) to account for the correction of errors related to adjustments made to (i) the allowance for doubtful accounts; (ii) the write-off of certain receivables; (iii) an incorrect posting of an inter-company receivable; (iv) under accrual of accrued interest on the loans – shareholders; (v) related adjustments on translation of foreign currencies; and (vi) reclassifications on cash flows from investing and financing activities as well as reclassifications to conform with the 2007 presentation that had no effect on the total changes in cash flows. The net effect of the adjustments on the accumulated deficit as of November 30, 2008 was $3,853 increase in the net loss and the accumulated deficit.

/s/ KBL, LLP
New York, NY

September 30, 2009

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Balance Sheets Back to Table of Contents
November 30, 2008 and 2007

	In US$	In US$
	November 30, 2008	November 30, 2007
	(Restated)
ASSETS
Current assets:
Cash	$19	$9,382
Accounts receivable	64,971	80,787
Prepaid expenses and other current assets	7,800	553
Total current assets	72,790	90,722

Fixed assets:
Office and computer equipment, net	15,824	27,426

Other assets:
Deferred costs, net	246,420	362,817

Total assets	$335,034	$480,965

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of loan payable to bank	$396,459	$288,112
Loan payable to shareholders	464,423	284,973
Accounts payable	131,273	151,803
Accrued expenses	75,767	57,420
Total current liabilities	1,067,922	782,308

Loan payable to bank, net of current portion	-	-

Total liabilities	1,067,922	782,308

Stockholders' deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized;
54,888,508 and 52,035,008 shares issued and outstanding
at November 30, 2008 and 2007, respectively	549	520
Additional paid-in capital	271,303	-
Accumulated deficit	(1,117,753)	(280,576)
Accumulated other comprehensive income (loss)	113,013	(21,287)
Total stockholders' deficit	(732,888)	(301,343)
Total liabilities and stockholders' deficit	$335,034	$480,965

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (loss) Back to Table of Contents
For the Years Ended November 30, 2008 and 2007

	In US$	in US$
	For the Year ended	For the Year ended
	November 30, 2008	November 30, 2007
	(Restated)

Revenue	$372,638	$123,324
Costs and expenses:
Cost of sales	497,572	61,733
Depreciation and amortization	85,197	73,536
Administrative expenses	596,532	201,082
Total costs and expenses	1,179,301	336,351
Operating loss	(806,663)	(213,027)

Non-Operating Income (Expenses):
Interest income	11	117
Interest expense	(29,268)	(11,262)
Loss on disposal of fixed assets	(1,256)	-
Total Non-Operating Expense	(30,513)	(11,145)

Net loss	$(837,176)	$(224,172)

Net loss per common share (Basic and Diluted)	$(0.02)	$(0.00)

Weighted average shares outstanding	53,692,041	51,501,800

Other Comprehensive Income (Loss):
Comprehensive income (loss) - beginning of period	$(837,176)	$(224,172)
Cumulative translation adjustments	134,300	(21,370)
Comprehensive income (loss) - end of period	$(702,876)	$(245,542)

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Deficit Back to Table of Contents
For the Years Ended November 30, 2008 and 2007

			Additional	Retained	Accumulated Other
	Common		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance - November 30, 2006	11,158,336	$112	$145,099	$(125,488)	$-	$19,723
Shares issued for services	866,672	8	86,658	-	-	86,666
Shares issued for cash	10,000	-	1,000	-	-	1,000
Fair value of options granted	-	-	6,000	-	-	6,000
Net loss for the period December 1, 2006 through June 2, 2007	-	-	-	(139,922)	-	(139,922)
Balance June 2, 2007 (pre-merger)	12,035,008	120	$238,757	(265,410)	-	(26,533)

Issuance of shares in reverse merger with Valtech Communications, Inc.	40,000,000	400	(238,757)	209,006	-	(29,351)
Net loss for period June 3, 2007 through November 30, 2007	-	-	-	(224,172)	(21,287)	(245,459)
Balance November 30, 2007	52,035,008	$520	$-	$(280,576)	$(21,287)	$(301,343)

Shares issued for services	1,353,500	13	68,393	-	-	68,406
Exercise of stock options	1,500,000	16	139,984	-	-	140,000
Fair value of options granted	-	-	22,820	-	-	22,820
Fair value of rent contributed by major shareholder	-	-	40,106	-	-	40,106
Net loss for the year ended November 30, 2008, as previously reported	-	-	-	(833,324)	131,403	(701,921)
Prior period adjustments (see Note 13)	-	-	-	(3,853)	2,897	(956)
Net loss for the year ended November 30, 2008, as restated	-	-	-	(837,177)	134,300	(702,877)
Balance November 30, 2008	54,888,508	$549	$271,303	$(1,117,753)	$113,013	$(732,888)

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows Back to Table of Contents
For the Years Ended November 30, 2008 and 2007

	in US$	in US$
	November 30, 2008	November 30, 2007
	(Restated)

Net loss
	$(837,176)	$(224,172)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	85,197	73,536
Stock based compensation	231,226	-
Contributed expenses by management	40,106	-
Loss on disposition of fixed assets	1,256	-
Changes in operating assets and liabilities:
Accounts receivable	(20,121)	(55,451)
Prepaid expenses and other current assets	(22,732)	(16,072)
Accounts payable and accrued expenses	30,252	209,187
Net cash used in operating activities	(491,992)	(12,972)

Cash flow from investing activities:
Deferred development	(14,372)	(428,791)
Net cash provided by investing activities	(14,372)	(428,791)

Cash flows from financing activities:
Loan payable to bank	163,438	287,971
Loan payable to shareholder	233,830	134,987
Net cash provided by financing activities	397,268	422,958

Effect of exchange rate on cash	99,733	858

Decrease increase in cash	(9,363)	(17,947)
Cash - beginning of year	9,382	27,329
Cash - end of the year	19	9,382

Supplemental disclosure of cash flow information:
Cash paid for interest	25,072	11,262

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred net losses of $837,176 and $224,172 for the years ended November 30, 2008 and 2007, and has a working capital deficiency of $995,132 as of November 30, 2008.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the loans payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $11,499 and $0 at November 30, 2008 and 2007, respectively.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended November 30, 2008 and 2007 are included in selling and promotion expenses in the consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	November 30, 2008	November 30, 2007

Net loss	$(837,176)	$(224,172)

Weighted-average common shares outstanding (basic)	53,692,041	51,501,800

Weighted-average common stock equivalents
Stock options	1,500,000	-
Warrants	-	-

Weighted-average common shares outstanding (diluted)	55,192,041	51,501,800

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. The Company has adopted the provisions of SFAS 123R. The adoption of this principle had no effect on the Company’s operations.

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

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of November 30, 2008 and 2007 and for the years ended November 30, 2008 and 2007, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the years ended November 30, 2007 to conform with the November 30, 2008 presentation. These reclassifications had no effect on the net loss for the years ended November 30, 2007.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of November 30, 2008, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on December 1, 2007 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted this standard on December 1, 2007 and the adoption did not have a material impact on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on December 1, 2007. The adoption of SAB 110 did not have a material impact on the Company’s financial position.

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

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. Management has adopted SFAS 165 and has evaluated subsequent events through September 30, 2009, the date the financial statements were issued.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 - FIXED ASSETS

Fixed assets as of November 30, 2008 and 2007 were as follows:

	Estimated Useful
	Lives (Years)	November 30, 2008	November 30, 2007
Computer and office equipment	5	$26,373	$33,944
Less: accumulated depreciation		10,549	6,518
Property and equipment, net		$15,824	$27,426

There was $6,321 and $6,060 charged to operations for depreciation expense for the years ended November 30, 2008 and 2007, respectively.

NOTE 4 - DEFERRED COSTS

Deferred costs as of November 30, 2008 and 2007 were as follows:

	November 30, 2008	November 30, 2007
Deferred Costs	$371,983	$435,396
Less: accumulated depreciation	125,563	72.579
Property and equipment, net	$246,420	$362,817

There was $78,876 and $67,476 charged to operations for amortization expense for the years ended November 30, 2008 and 2007, respectively.

NOTE 5 - RELATED PARTY LOANS

As of November 30, 2008 and 2007, the four and three, principal shareholders, respectively, of the Company had advanced $464,423 and $284,973 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($137,577 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the years ended November 30, 2008 and 2007 were $2,286 and $0, respectively. Accrued interest on these loans as of November 30, 2008 and 2007 was $1,937 and $0, respectively.

NOTE 6 - LOAN PAYABLE - BANK

The Company had a line of credit with the National Bank of Canada aggregating $396,459 ($500,000 CD$) at November 30, 2008. The loan bears interest at the rate of 1.25% over the Canadian prime rate. The loan was due on demand and was secured by personal guarantees of the three principal shareholders and the assets of the Company. Interest expense on the line of credit for the years ended November 30, 2008 and 2007 were $26,982 and $11,262, respectively. There was no accrued interest outstanding as of November 30, 2008 and 2007, respectively.

The Company converted this loan to an Operating Loan in April 2009. The loan is payable in monthly installments of $27,778 (CD$) through September 2010. In addition, interest will be charged at 4% over the bank’s prime lending rate and the Company will be charged monthly fees of approximately $150 per month. The loan is personally guaranteed by three principal shareholders.

NOTE 7 - COMMITMENTS

Employment Agreement

The Company’s subsidiary, Valtech has an employment agreement with its Chief Executive Officer. The agreement commenced October 1, 2006 and terminated September 30, 2007. The agreement is renewable upon mutual agreement of the Company and its Chief Executive Officer. The original agreement provided for a salary of $80,000 plus benefits. The agreement has been renewed through September 30, 2009.

Operating Lease

The Company leases a vehicle for the Chief Executive Officer. The lease is a 36-month lease that expires October 31, 2009. The monthly payment is $617 per month, and the Company has approximately $6,787 in its remaining commitment.

Office Space

The Company occupies approximately 2,500 square feet of office space owned by a company that is owned by a stockholder. The occupancy is on a month-to-month basis, without a lease and without payment of rent. The Company has occupied the space since February 1, 2008. Accordingly, a rent expense charge was recorded at the fair value of the applicable rent and with an offset to additional paid-in capital aggregating $40,106.

Litigation

The Company has initiated litigation against two former consultants in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida. In 2008, the Company entered into a consulting contract with two individuals to prepare a formal valuation of the Company’s business including marketing, sales, information management, and a customer service plan. The consulting agreement provides for the issuance of 600,000 restricted common shares and the issuance of 2,400,000 stock options of which 1,000,000 options were exercised.

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

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of November 30, 2008, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001.

The Company has 54,888,508 shares issued and outstanding as of November 30, 2008.

During the year ended November 30, 2008:

On March 12, 2008, a change in control occurred with respect to Physicians Remote Solutions, Inc. and on June 2, 2008, Physicians Remote Solutions, Inc. was reverse merged into Valtech Communications, Inc., a Canadian company and the Company’s name was changed to HIPSO Multimedia, Inc. In connection with the reverse merger, 40,000,000 restricted shares of the public company common stock was exchanged for Valtech Communications’ common stock. The shares were issued at par.

On March 13, 2008, the Company issued 583,500 restricted shares of its common stock in connection with a legal services contract commencing March 18, 2008 for one year. Stock based compensation in the amount of $25,225 was recorded as compensation expense for the year ended November 30, 2008, with the remaining $9,785 to be expensed in the year ending November 30, 2009. The shares were valued at $0.06 per share, the current market value on the date of issuance.

On March 13, 2008, the Company entered into consulting contracts with two individuals to prepare a formal evaluation of the Company’s business including the creation of a marketing, sales, information management, and customer service plan. The agreements require the issuance of 600,000 restricted common shares valued at $0.06 per share, the current market price at the date of issuance, and the issuance of 2,400,000 stock options exercisable at $0.06 per share. Of the 2,400,000 stock options, 1,000,000 options vested immediately and were exercised, 400,000 options vested on May 1, 2008, and the balance vest 200,000 per month commencing June 1, 2008. Subsequent to entering into this agreement, the Company initiated litigation against these individuals as a result of their failure to perform in accordance with the agreement and is attempting to block the removal of the restriction on the 600,000 shares issued, and cancel the unexercised options. The outcome of the litigation is undeterminable at this time. The Company has reflected a $36,000 charge for the value of the restricted shares, and $22,820 for the fair value of the stock options. In addition, the $60,000 has been recorded for the amount due for the option exercise price the consultants have not paid.

On March 31, 2008, the Company issued 120,000 restricted shares of its common stock in connection with internal accounting services commencing March 18, 2008 for one year. Stock based compensation in the amount of $5,188 was recorded as compensation expense for the year ended November 30, 2008, with the remaining $2,012 to be expensed in the year ending November 30, 2009. The shares were valued at $0.06 per share, the current market value on the date of issuance.

On August 25, 2008, the Company issued 50,000 restricted shares of its common stock in connection with an agreement for investor relations services commencing August 25, 2008 for one year. Stock based compensation in the amount of $1,993 was recorded as compensation expense for the year ended November 30, 2008, with the remaining $5,507 to be expensed in the year ending November 30, 2009. The shares were valued at $0.15 per share, the current market value on the date of issuance.

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

On March 13, 2008, in connection with consulting contracts, 2,400,000 stock options were issued and they have a five-year life, exercisable at $0.06, as follows: 1,000,000 options vested immediately, 400,000 options vested on May 1, 2008, and the balance vest 200,000 per month commencing June 1, 2008 through October 1, 2008.

These options were valued using the Black-Scholes Pricing Model with the following assumptions: volatility - 25%; risk free interest rate – 2.53%; expected life – 5 years; and dividend yield – 0%.

Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a company believed to have market and economic characteristics similar to its own. Expected term is estimated based on the simplified method allowed under Staff Accounting Bulletins 110 and 107 issued by the United States Securities and Exchange Commission, for options valued using the Black-Scholes valuation method.

Of the 2,400,000 options issued to the two consultants, 1,000,000 of the options that vested immediately, were exercised upon issuance, however, the Company has not received the required option payment of $60,000 from the two consultants. As noted, the Company is in litigation to recover this amount. As a result, and due to the uncertainty of the recovery of the $60,000, the Company has expensed the entire amount. The remaining 1,400,000 vested but unexercised options were valued at $22,820 ($0.0163 per option) based upon the assumptions herein.

On August 25, 2008 and October 30, 2008, the Company issued a total of 600,000 stock options to two consultants. Of these options, 500,000 vested upon issuance and the remaining options vest March 4, 2009. These options have a three-year life and are exercisable at $0.05. These options were issued in the money as the market value of the underlying shares was $0.18 and $0.14, respectively. The fair value of these options were determined to be the intrinsic value at the date of issuance, or $32,500 ($0.13 per share) and $22,500 ($0.09 per share) on August 25, 2008 and October 30, 2008, respectively. Additionally, the Company did not receive the total required option payments of $25,000 (500,000 options at $0.05). The Company has expensed the entire amount due to the uncertainty of the collectability of this amount. 100,000 options valued at $9,000 were unvested as of November 30, 2008.

The following is a summary of the outstanding stock options for the year ended November 30, 2008, there were no options outstanding, granted, exercised or cancelled as of and for the year ended November 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2007	-	$-	-	$-
Granted	3,000,000	0.06	2.43
Exercised	(1,500,000)	(0.06)	0.00
Cancelled	-	-	-	-
Outstanding, November 30, 2008	1,500,000	$0.06	4.87	$121,000
Exercisable, November 30, 2008	1,400,000	$0.06	5.00	$112,000

NOTE 9 - PROVISION FOR INCOME TAXES

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

At November 30, 2008, deferred tax assets consist of the following:

Net operating losses	$380,036
Valuation allowance	(380,036)
$-

At November 30, 2008, the Company had a net operating loss carryforward in the approximate amount of $1,117,753, available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended November 30, 2008 and 2007 is summarized as follows:

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10 - FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash	19	-	-	19
Total assets	19	-	-	19
Loans payable	860,882	-	-	860,882
Total liabilities	860,882	-	-	860,882

NOTE 11 - CONCENTRATION OF CREDIT RISK

On November 30, 2008, $35,409, or 47% of the Company’s gross accounts receivable were with two customers. Of this amount, $14,635, or 20%, was with a customer related to a significant shareholder of the Company. In addition, 38% of the revenue for the year ended November 30, 2008 was generated by two customers. This customer is considered a major customer of the Company. A major customer is a customer that represents more than 10% of the total.

On November 30, 2007, $29,533, or 54% of the Company’s accounts receivable were with two customers. In addition, 27% of the revenue for the year ended November 30, 2007 was generated by two customers. This customer is considered a major customer of the Company. A major customer is a customer that represents more than 10% of the total.

NOTE 12 - SUBSEQUENT EVENTS

Common Stock Issuances

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

In July 2009, the Company’s subsidiary, Valtech Communications, Inc. entered into a written agreement with Groupe Canvar Inc. (a related party through common ownership). The agreement provides for Groupe Canvar, Inc. to provide brochures, price lists, contact information and other literature relating to Valtech Communications, Inc. services to the tenants leasing the apartments or office space in the buildings owned by Groupe Canvar, Inc. In addition, the agreement provides for Valtech Communications, Inc. to install wiring in new and refurbished buildings owned by Groupe Canvar, Inc. to their server for these services. All pricing is at the same terms as those for Valtech Communications, Inc. other customers. The agreement will expire July 2010.

NOTE 13 - RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the year ended November 30, 2008 to account for the correction of errors related to adjustments made to (i) the allowance for doubtful accounts; (ii) the write-off of certain receivables; (iii) an incorrect posting of an inter-company receivable; (iv) under accrual of accrued interest on the loans – shareholders; (v) related adjustments on translation of foreign currencies; and (vi) reclassifications on cash flows from investing and financing activities as well as reclassifications to conform with the 2007 presentation that had no effect on the total changes in cash flows. The net effect of the adjustments on the accumulated deficit as of November 30, 2008 was $3,853 increase in the net loss and the accumulated deficit.

The following charts reflect the changes of the individual line items changed in the consolidated financial statements.

	Previously Reported	Restated	Change
Statement of Operations
Revenues	$383,381	$372,638	$(10,743)	(1)
Administrative expenses	605,709	596,532	(9,177)	(2)(4)(5)
Interest expense	26,982	29,268	2,286	(3)
Net loss	(833,324)	(837,176)	(3,852)	(1)(3)(4)

Balance Sheet
Accounts receivable	85,592	64,971	(20,621)	(1)(2)
Accrued expenses	95,432	75,767	(19,665)	(3)(4)
Accumulated defict	(1,113,901)	(1,117,753)	(3,852)	(1)(3)(4)
Accumulated other comprehensive income	110,117	113,013	2,896	(5)

Statement of Changes in Stockholders' (Deficit)
Accumulated deficit	(1,113,901)	(1,117,753)	(3,852)	(1)(3)(4)
Accumulated other comprehensive income	110,117	113,013	2,896	(5)
Net loss	(833,324)	(837,176)	(3,852)	(1)(3)(4)

Statement of Cash Flow
Net loss	(833,324)	(837,176)	(3,852)	(1)(3)(4)
Change in accounts receivable	(11,119)	(20,120)	(9,001)	(7)
Change in prepaid expenses and other current assets	(16,455)	(22,732)	(6,277)	(7)
Change in accounts payable and accrued expenses	-	30,252	30,252	(6)
Change in accounts payable	8,436	-	(8,436)	(6)
Change in accrued expenses	40,361	-	(40,361)	(6)
Change in operating activities	(454,316)	(491,992)	(37,676)	(7)
Deferred development costs	(31,712)	(14,372)	17,340	(6)
Change in investment activities	397,740	(14,372)	(412,112)	(6)
Loan payable to bank	163,910	163,438	(472)	(7)
Change in financing activities	(31,712)	397,268	428,980	(6)
Effect of exchange rate on cash	78,925	99,733	20,808	(7)

		Balance Sheet	Operations
(1) Write-off of certain receivables		(9,102)	(10,743)
(2) Increase in the allowance for doubtful accounts		(11,519)	11,000
(3) Under accrual of interest on loans - shareholders		1,937	2,286
(4) Incorrect posting of inter-company receivables		17,728	(16,928)
(5) Foreign currency translation adjustments		2,896	(3,249)
(6) Represent reclassification adjustments
(7) Represent changes based on adjustments (1) through (5)

Note – there is a $1 difference in the charts as opposed to the net effect of the restatement adjustments on the net loss due to rounding in the originally filed consolidated financial statements.