Form 10-Q/A
period 2009-02-28
Hipso Multimedia, Inc.
filed 2009-10-08
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q/A
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

OR

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

On September 9, 2009, the Registrant had 57,173,508 shares of common stock, par value $0.00001 outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS.	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended February 28, 2009 and February 29, 2008 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS Back to Table of Contents

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

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.  The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report.

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

Forward-Looking Statements Concerning the Slovak Telecom Transaction

In response to the solicitation of bids for DVBT ("Digital Video Broadcast Terrestrial") network technology by the Slovak Telecom Service, which provides broadcast service throughout Slovakia, Valtech has submitted a proposal for the license to install and operate the telecommunications service throughout Slovakia. A requirement of the license is to cover at least 90% of the 1.7 million Slovak households by December 31, 2012. The winner of the tender will be granted an exclusive renewable twenty-year operating license.

We have agreed with AZD ("Automatizacia Zeleznienej Dopravy, A.S.") which has extensive experience in the installation and maintenance of electronic equipment throughout Slovakia, to install the equipment for the telecommunications network, provided that we are awarded the contract. In addition, we have agreed with ZSR ("Zeleznice Slovenskej Republiky") , the Slovak national railroad company, to utilize its extensive fiber optic network along its rail beds. Adding AZD and ZSR as participants, together with LM Ericsson Telephone Company and Harris Corporation, we believe will strengthen our bid and enhance our potential for being awarded the contract.

To date there has been no update from the Slovak Telecom Service and there can be no assurance that we will be successful in our bid.

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

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. On February 28, 2009, the Company had cash of $1,443.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had an allowance for doubtful accounts at February 28, 2009 of $11,499. The Company had accounts receivable at February 28, 2009 and November 30, 2008 of $32,515 and $64,971, respectively.

Deferred Costs. The Company's deferred development costs were $224,027 at February 28, 2009 and $246,420 at November 30, 2008. The Company recorded $18,366 amortization expense for the three-month period ended February 28, 2009 and $16,639 for the three-month period ended February 29, 2008 reflecting increased volume of installation costs. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

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

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. The Company had $14,228 of equipment at February 28, 2009 and $15,824 at the year ended November 30, 2008. This decrease represents the depreciation of existing equipment.

Results of Operations For the Three Months Ended February 28, 2009 and February 29, 2008

Revenues: Revenue for the three-month period ended February 28, 2009 was $53,066 compared to $67,175 for three months ended February 29, 2008. The Company's revenues decrease was $14,109 which represents a 21% decrease from the same period in the prior year. The Company's decrease in revenue is principally due to the generally deteriorating economic conditions and that the Company did not start new installations of its Telecommunication Services during the period ended February 28, 2009.

Cost of Sales: Cost of Sales for the three months ended February 28, 2009 was $39,578 compared to $54,871 for the three months ended February 29, 2008. The Company's cost of sales decrease was $15,293 which represents a 28% decrease from the same period in the prior year and was due to lower costs associated with the decrease in sales and the costs of wiring and installation as well as equipment, such as set top boxes.

Depreciation and Amortization: For the three-month period ended February 28, 2009 we recorded $19,687 in depreciation and amortization expenses compared to $18,273 during the three months ended February 29, 2008.

General and Administrative Expenses: General and Administrative Expenses for the three-month period ended February 28, 2009 was $193,394 compared to $94,572 for the three months ended February 29, 2008. The Company's general and administrative expenses increase was $98,822 which represents a 104% increase from the same period in the prior year and was mainly due to higher costs related to non-cash compensation expenses.

Interest Income: Interest Income for the three months ended February 28, 2009 was $2,040 compared to no interest income during the three months ended February 29, 2008. The interest income was due to loans received from shareholders during the three-month period ended February 28, 2009.

Interest Expense: The Company's interest expense for the three month period was $8,375 compared to no interest expense during the same period in the prior year. This increase was the direct result of increases in line of credit draw for working capital to enable the purchase of equipment for new installations.

Liquidity and Capital Resources

During the three months ended February 28, 2009, we had a net increase in cash of $1,424. Total cash resources as of February 28, 2008 was $1,443. During the three months ended February 28, 2009 and February 29, 2008, net cash used in operating activities was $76,226 and $120,208, respectively. This cash was used to fund our operations for the respective periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities for the three month ended February 28, 2009 was $0 compared to $47,970 net cash used in investing activities for the three months ended February 29, 2008. The net cash used in investing activities for the three months ended February 29, 2008 was related to deferred development costs. The decrease in deferred development costs is directly related to the installation of equipment needed to provide our services.

Net cash provided by financing activities was $101,695 for the three months ended February 28, 2009 compared to $131,695 in net cash provided by financing activities for the three months ended February 29, 2008. During the three months ended February 28, 2009, the Company repaid bank loans of $47,682 and received loans from shareholders of $149,377. The net cash proceeds from financing activities for the period ended February 29, 2008 resulted from a bank loan of $117,462 and proceeds of $14,233 from affiliated shareholders.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $1,323,681 through February 28, 2009. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including equipment related to our Telecommunications Services. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs, including our plan for expansion, at least for the next 18 months. Our cash requirements for fiscal year 2009 are estimated to be $600,000 based on our present revenues. We have short-term funding commitments of $500,000 from one of our controlling shareholders until such time the Company generates positive cash flow from operations or is able to secure alternative long-term funding through the issuance of debt and/or equity. We expect to be able to meet our current debt obligations provided that our current customer base does not decrease. At present, the Company is unable to meet its obligations under the Ericsson agreement unless it raises additional funding, and no negotiations are on-going with Ericsson at present~~.~~

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of February 28, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures and as a result of a SEC comment letter, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting Subsequent to the Period Covered by This Report

We have made changes to our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 subsequent to the year ended November 30, 2008 to enhance our internal control over financial reporting. Specifically, replacing its previous part-time CFO and on June 2, 2009, the Company has hired a full-time Chief Financial Officer, who has been directed to implement adequate internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

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

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K/A for the year ended November 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.19	Agreement between the Company and Canvar Group Inc. dated July 21, 2009, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Rene Arbic
Chief Executive Officer
Dated: October 7, 2009
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer
Dated: October 7, 2009
Ile des Soeurs, Quebec, Canada

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets Back to Table of Contents
February 28, 2009 (Unaudited) and November 30, 2008

	In US$	In US$
	February 28, 2009	November 30, 2008
	(Restated)	(Restated)
ASSETS
Current assets:
Cash	$1,443	$19
Accounts receivable	32,515	64,971
Prepaid expenses and other current assets	10,860	7,800
Total current assets	44,818	72,790

Fixed assets:
Office and computer equipment, net	14,228	15,824

Other assets:
Deferred costs, net	224,027	246,420

Total assets	$283,073	$335,034

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of loan payable to bank	$341,721	$396,459
Loan payable to shareholders	605,535	464,423
Accounts payable	102,884	131,273
Accrued expenses	81,222	75,767
Total current liabilities	1,131,362	1,067,922

Loan payable to bank, net of current portion	-	-

Total liabilities	1,131,362	1,067,922

Stockholders' deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized;
54,373,508 and 52,035,008 shares issued and outstanding
at February 28, 2009 and November 30, 2008, respectively	554	549
Additional paid-in capital	373,619	271,303
Accumulated deficit	(1,323,681)	(1,117,753)
Accumulated other comprehensive income (loss)	101,219	113,013
Total stockholders' deficit	(848,289)	(732,888)
Total liabilities and stockholders' deficit	$283,073	$335,034

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (loss) Back to Table of Contents
For the Three Months Ended February 28, 2009 and February 29, 2008

	In US$	In US$
	For the Three	For the Three
	Months Ended	Months Ended
	February 28, 2009	February 29, 2008
	(Restated)

Revenue	$53,066	$67,175
Costs and expenses:
Cost of sales	39,578	54,871
Depreciation and amortization	19,687	18,273
Administrative expenses	193,394	94,572
Total costs and expenses	252,659	167,716
Operating loss	(199,593)	(100,541)

Non-Operating Income (Expenses):
Interest income	2,040	-
Interest expense	(8,375)	-
Total Non-Operating Expense	(6,335)	-

Net loss	$(205,928)	$(100,541)

Net loss per common share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding	55,101,787	52,032,494

Other Comprehensive Income (Loss):
Comprehensive income (loss) - beginning of period	$(205,928)	$(100,541)
Cumulative translation adjustments	(11,794)	8,796
Comprehensive income (loss) - end of period	$(217,722)	$(91,745)

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows Back to Table of Contents
For the Three Months Ended February 28, 2009 and February 29, 2008

	in US$	in US$
	For the Three	For the Three
	Months Ended	Months Ended
	February 28, 2009	February 29, 2008
	(Restated)

Net loss
	$(205,928)	$(100,541)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	19,687	18,273
Stock based compensation	92,106	25,000
Contributed expenses by management	10,215	-
Changes in operating assets and liabilities:
Accounts receivable	31,319	(3,875)
Prepaid expenses and other current assets	(3,517)	(5,720)
Accounts payable and accrued expenses	(20,108)	(53,345)
Net cash used in operating activities	(76,226)	(120,208)

Cash flow from investing activities:
Deferred development	-	(47,970)
Net cash (used in) provided by investing activities	-	(47,970)

Cash flows from financing activities:
Loan payable to bank	(47,682)	117,462
Loan payable to shareholder	149,377	14,233
Net cash provided by financing activities	101,695	131,695

Effect of exchange rate on cash	(24,045)	28,350

Increase (decrease) in cash	1,424	(8,133)
Cash - beginning of year	19	27,329
Cash - end of the year	$1,443	$19,196

Supplemental disclosure of cash flow information:
Cash paid for interest	4,577	-

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the November 30, 2008 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred net losses of $205,928 and $100,541 for the three months ended February 28, 2009 and February 29, 2008, and has a working capital deficiency of $1,086,544 as of February 28, 2009.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $11,499 at February 28, 2009.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended February 28, 2009 and February 29, 2008 are included in selling and promotion expenses in the condensed consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	February 28, 2009	February 29, 2008

Net loss	$(205,928)	$(100,541)

Weighted-average common shares outstanding (basic)	55,101,787	52,032,494

Weighted-average common stock equivalents
Stock options	1,450,000	-
Warrants	-	-

Weighted-average common shares outstanding (diluted)	56,551,787	52,032,494

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

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of February 28, 2009 and for the three months ended February 28, 2009 and February 29, 2008, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the three months ended February 29, 2008 to conform with the February 28, 2009 presentation. These reclassifications had no effect on the net loss for the three months ended February 29, 2008.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of February 28, 2009, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

NOTE 3 - FIXED ASSETS

Fixed assets as of February 28, 2009 and November 30, 2008 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	February 28, 2009	November 30, 2008
Computer and office equipment	5	$25,904	$26,373
Less: accumulated depreciation		11,676	10,549
Property and equipment, net		$14,228	$15,824

There was $1,321 and $1,634 charged to operations for depreciation expense for the three months ended February 28, 2009 and February 29, 2008, respectively.

NOTE 4 - DEFERRED COSTS

Deferred costs as of February 28, 2009 and November 30, 2008 were as follows:

	February 28, 2009	November 30, 2008
Deferred Costs	$365,363	$371,983
Less: accumulated depreciation	141,336	125,563
Property and equipment, net	$224,027	$246,420

There was $18,366 and $16,639 charged to operations for amortization expense for the three months ended February 28, 2009 and February 29, 2008, respectively.

NOTE 5 - RELATED PARTY LOANS

As of February 28, 2009, the four principal shareholders of the Company had advanced $605,535 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) (US$119,205). The loans have no specific terms of repayment and are unsecured. Interest expense for the three months ended February 28, 2009 and February 29, 2008 were $3,798 and $0, respectively. Accrued interest on these loans as of February 28, 2009 was $5,626.

NOTE 6 - LOAN PAYABLE - BANK

The Company had a line of credit with the National Bank of Canada aggregating $341,721 at February 28, 2009. The loan bears interest at the rate of 1.25% over the Canadian prime rate. The loan was due on demand and was secured by personal guarantees of the three principal shareholders and the assets of the Company. Interest expense on the line of credit for the three months ended February 28, 2009 was $4,577. There was no accrued interest outstanding as of February 28, 2009.

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

Operating Lease

The Company leases a vehicle for the Chief Executive Officer. The lease is a 36-month lease that expires October 31, 2009. The monthly payment is $617 per month, and the Company has approximately $4,936 in its remaining commitment.

Office Space

The Company occupies approximately 2,500 square feet of office space owned by a company that is owned by a stockholder. The occupancy is on a month-to-month basis, without a lease and without payment of rent. The Company has occupied the space since February 1, 2008. Accordingly, a rent expense was recorded at the fair value of the applicable rent and with an offset to additional paid-in capital.

Litigation

The Company filed a complaint on January 29, 2009 against Florida Atlantic Stock Transfer, Inc., its transfer agent and Thomas Klein and Arshad Shah two former consultants in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida. Each consultant was issued 300,000 shares of restricted common stock and options to purchase an additional 500,000 shares of restricted common stock exercisable immediately and 700,000 options exercisable in tranches. Each consultant exercised the options for the initial 500,000 shares, but each failed to pay the aggregate exercise price of $30,000 or $0.06 per share. The Company cancelled the consulting agreements on the grounds of non-performance. The complaint demanded a stop on the transfer of shares issued, and cancellation of those shares and options to purchase additional shares, as well as payment of share subscriptions. The outcome of the litigation is undeterminable at present. The 600,000 shares are reflected as outstanding in the accompanying consolidated financial statements and stock based compensation of $36,000 was recorded. Additionally, the fair value of the options have been recorded aggregating $22,820 and a provision for $60,000 has been recorded for the amount due for the option exercise price since the consultants have not paid the option price to date.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of February 28, 2009, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001.

The Company has 55,373,508 and 54,888,508 shares issued and outstanding as of February 28, 2009 and November 30, 2008.

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

During the year ended November 30, 2008:

On March 12, 2008, a change in control occurred with respect to Physicians Remote Solutions, Inc. and on June 2, 2008, Physicians Remote Solutions, Inc. was reverse merged into Valtech Communications, Inc., a Canadian company and the Company’s name was changed to HIPSO Multimedia, Inc. In connection with the reverse merger, 40,000,000 restricted shares of the public company common stock was exchanged fro Valtech Communications’ common stock. The shares were issued at par.

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

The following is a summary of the outstanding stock options for the three months ended February 28, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2007	1,500,000	$0.06	4.87	$121,000
Granted	250,000	0.05	3.00
Exercised	(300,000)	(0.05)	0.00
Cancelled	-	-	-	-
Outstanding, February 28, 2009	1,450,000	$0.06	4.10	$58,500
Exercisable, February 28, 2009	1,400,000	$0.06	4.10	$56,000

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

At February 28, 2009, deferred tax assets consist of the following:

Net operating losses	$450,052
Valuation allowance	(450,052)
$-

At February 28, 2009, the Company had a net operating loss carryforward in the approximate amount of $1,323,681, available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended February 28, 2009 and February 29, 2008 is summarized as follows:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2009:

	Level 1	Level 2	Level 3	Total
Cash	1,443	-	-	1,443
Total assets	1,443	-	-	1,443
Loans payable	-	-	-	-
Total liabilities	-	-	-	-

NOTE 11 - CONCENTRATION OF CREDIT RISK

On February 28, 2009, $14,409, or 33% of the Company’s gross accounts receivable were with two customers. In addition, 24% of the revenue for the three months ended February 28, 2009 was generated by two customers. This customer is considered a major customer of the Company. A major customer is a customer that represents more than 10% of the total.

On February 29, 2008, $27,205, or 54% of the Company’s gross accounts receivable were with two customers. Of this amount, $18,499, or 37%, was with a customer related to a significant shareholder of the Company. In addition, 49% of the revenue for the three months ended February 29, 2008 was generated by three customers. This customer is considered a major customer of the Company. A major customer is a customer that represents more than 10% of the total.

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

The Company has restated its condensed consolidated financial statements for the three months ended February 28, 2009 to account for the correction of errors related to adjustments made to (i) the allowance for doubtful accounts; (ii) the write-off of certain receivables; (iii) an incorrect posting of an inter-company receivable; (iv) under accrual of accrued interest on the loans – shareholders; (v) related adjustments on translation of foreign currencies; and (vi) reclassifications on cash flows from investing and financing activities as well as reclassifications to conform with the 2008 presentation that had no effect on the total changes in cash flows. The net effect of the adjustments on the accumulated deficit as of February 28, 2009 was $17,799 increase in the net loss and $21,652 increase in the accumulated deficit.

The following charts reflect the changes of the individual line items changed in the consolidated financial statements for November 30, 2008 and the condensed consolidated financial statements for the three months ended February 28, 2009.

Changes to the financial statements for the year ended November 30, 2008:

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

Changes to the financial statements for the three months ended February 28, 2009:
	Previously Reported	Restated	Change
Statement of Operations
Revenues	$62,184	$53,066	$(9,118)	(1)
Depreciation and amortization	18,366	19,687	1,321	(6)
Administrative expenses	189,832	193,394	3,562	(2)(4)(5)(6)
Interest expense	4,577	8,375	3,798	(3)
Net loss	188,129	205,928	17,799	(1)(3)(4)

Balance Sheet
Accounts receivable	63,170	32,515	(30,655)	(1)(2)(5)
Prepaid expenses and other current assets	34,890	10,860	(24,030)	(5)
Officer and computer equipment	25,904	14,228	(11,676)	(5)
Deferred costs	241,649	224,027	(17,622)	(5)
Accrued expenses	97,612	81,222	(16,390)	(3)(4)(5)
Accumulated defict	(1,302,030)	(1,323,681)	(21,651)	(1)(3)(4)
Accumulated other comprehensive income	147,161	101,219	(45,942)	(5)

Statement of Cash Flow
Net loss	(188,129)	(205,928)	(17,799)	(1)(3)(4)
Depreciation and amortization	18,366	19,687	1,321	(6)
Change in accounts receivable	22,422	31,319	8,897	(7)
Change in prepaid expenses and other current assets	(27,090)	(3,517)	23,573	(7)
Change in accounts payable and accrued expenses	-	(20,108)	(20,108)	(6)
Change in accounts payable	(28,389)	-	28,389	(6)
Change in accrued expenses	2,180	-	(2,180)	(6)
Change in operating activities	(98,319)	(76,226)	22,093	(7)
Change in investment activities	86,374	-	(86,374)	(6)
Loan payable to bank	(54,738)	(47,682)	7,056	(7)
Loan payable to shareholder	141,112	149,377	8,265	(7)
Change in financing activities	-	101,695	101,695	(6)
Effect of exchange rate on cash	13,369	(24,045)	(37,414)	(7)

		Balance Sheet	Operations
(1) Write-off of certain receivables		(8,940)	(9,118)
(2) Increase in the allowance for doubtful accounts		(11,294)	11,519
(3) Under accrual of interest on loans - shareholders		5,626	3,798
(4) Incorrect posting of inter-company receivables		12,434	(12,673)
(5) Foreign currency translation adjustments		45,942	-
(6) Represent reclassification adjustments
(7) Represent changes based on adjustments (1) through (5)

Note – there is a $1 difference in the charts as opposed to the net effect of the restatement adjustments on the change in accumulated deficit due to rounding in the originally filed condensed consolidated financial statements.