Form 10-Q/A
period 2009-05-31
Hipso Multimedia, Inc.
filed 2009-10-08
CIK 1345865

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Back to Table of Contents

The Registrant's financial statements for the three and six-month periods ended May 31, 2009 and 2008 are attached to this quarterly report.

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

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. On May 31, 2009, the Company had cash of $19,644.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had an allowance for doubtful accounts at May 31, 2009 of $14,041. The Company had accounts receivable at May 31, 2009 and November 30, 2008 of $32,101 and $64,971, respectively.

Deferred Costs. The Company's deferred development costs were $237,771 at May 31, 2009 and $246,420 at November 30, 2008. The Company recorded $39,385 amortization expense for the six-month period ended May 31, 2009 and $35,886 for the six-month period ended May 31, 2008 reflecting increased volume of installation costs. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

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

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. The Company had $14,926 of equipment at May 31, 2009 and $15,824 at the year ended November 30, 2008. This decrease represents the depreciation of existing equipment.

Results of Operations For the Three Months Ended May 31, 2009 and 2008

Revenues: Revenue for the three-month period ended May 31, 2009 was $20,826 compared to $106,355 for three months ended May 31, 2008. The Company's revenues decrease was $85,529 which represents a 80% decrease from the same period in the prior year. The Company's decrease in revenue is principally due to the generally deteriorating economic conditions and that the Company did not start new installations of its Telecommunication Services during the period ended February 28, 2009.

Cost of Sales: Cost of Sales for the three months ended May 31, 2009 was $62,663 compared to $186,135 for the three months ended May 31, 2008. The Company's cost of sales decrease was $123,472 which represents a 66% decrease from the same period in the prior year and was due to lower costs associated with the decrease in revenues and the costs of wiring and installation as well as equipment, such as set top boxes.

Depreciation and Amortization: For the three-month period ended May 31, 2009 we recorded $22,530 in depreciation and amortization expenses compared to $20,774 during the three months ended May 31, 2008.

General and Administrative Expenses: General and Administrative Expenses for the three-month period ended May 31, 2009 was $100,381 compared to $487,075 for the three months ended May 31, 2008. The Company's general and administrative expenses decrease was $386,694 which represents a 79% decrease from the same period in the prior year and was mainly due to higher costs related to non-cash compensation expenses.

Interest Income: Interest income for the three months ended May 31, 2009 was $354 compared to no interest income during the three months ended May 31, 2008. The interest income was due to cash held in our bank accounts.

Interest Expense: The Company's interest expense for the three month period was $10,578 compared to $13,987 for the three months ended May 31, 2008. This increase was the direct result of utilizing our line of credit and interest paid on loans from shareholders.

Results of Operations For the Six Months Ended May 31, 2009 and 2008

Revenues: Revenue for the six-month period ended May 31, 2009 was $83,010 compared to $173,530 for six months ended May 31, 2008. The Company's revenues decrease was $90,520 which represents a 52% decrease from the same period in the prior year. The Company's decrease in revenue is principally due to the generally deteriorating economic conditions and that the Company did not start new installations of its Telecommunication Services during the period ended February 28, 2009.

Cost of Sales: Cost of Sales for the six months ended May 31, 2009 was $102,241 compared to $241,006 for the six months ended May 31, 2008. The Company's cost of sales decrease was $138,765 which represents a 58% decrease from the same period in the prior year and was due to lower costs associated with the decrease in revenues and the costs of wiring and installation as well as equipment, such as set top boxes.

Depreciation and Amortization: For the six-month period ended May 31, 2009 we recorded $42,217 in depreciation and amortization expenses compared to $39,047 during the six months ended May 31, 2008.

General and Administrative Expenses: General and Administrative Expenses for the six-month period ended May 31, 2009 was $302,893 compared to $581,647 for the six months ended May 31, 2008. The Company's general and administrative expenses decrease was $278,754 which represents a 48% decrease from the same period in the prior year and was mainly due to higher costs related to non-cash compensation expenses.

Interest Income: Interest Income for the six months ended May 31, 2009 was $2,394 compared to no interest income during the six months ended May 31, 2008. The interest income was due to cash held in our bank accounts.

Interest Expense: The Company's interest expense for the six month period was $18,953 compared to $13,987 for the six months ended May 31, 2008. This increase was the direct result of utilizing our line of credit and interest paid on loans from shareholders.

Liquidity and Capital Resources

During the six months ended May 31, 2009, we had a net increase in cash of $19,625. Total cash resources as of May 31, 2009 was $19,644. During the six months ended May 31, 2009 and 2008, net cash used in operating activities was $127,825 and $427,537, respectively. This cash was used to fund our operations for the respective periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities for the six month ended May 31, 2009 was $0 compared to $41,269 net cash used in investing activities for the six months ended May 31, 2008. The net cash used in investing activities for the six months ended May 31, 2008 was related to deferred development costs. The decrease in deferred development costs is directly related to the installation of equipment needed to provide our services.

Net cash provided by financing activities was $185,097 for the six months ended May 31, 2009 compared to $356,725 in net cash provided by financing activities for the six months ended May 31, 2008. During the six months ended May 31, 2009, the Company repaid bank loans of $41,783 and received loans from shareholders of $226,880. The net cash proceeds from financing activities for the period ended May 31, 2008 resulted from a bank loan of $165,963 and proceeds of $190,762 from affiliated shareholders.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $1,498,653 through May 31, 2009. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including equipment related to our Telecommunications Services. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs, including our plan for expansion, at least for the next 18 months. Our cash requirements for fiscal year 2009 are estimated to be $600,000 based on our present revenues. We have short-term funding commitments of $500,000 from one of our controlling shareholders until such time the Company generates positive cash flow from operations or is able to secure alternative long-term funding through the issuance of debt and/or equity. We expect to be able to meet our current debt obligations provided that our current customer base does not decrease. At present, the Company is unable to meet its obligations under the Ericsson agreement unless it raises additional funding, and no negotiations are on-going with Ericsson at present~~.~~

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of May 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures and as a result of a SEC comment letter, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

737:

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

/s/ Rene Arbic
Chief Executive Officer
Dated: October 7, 2009
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer
Dated: October 7, 2009
Ile des Soeurs, Quebec, Canada

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets Back to Table of Contents
May 31, 2009 (Unaudited) and November 30, 2008

	In US$	In US$
	May 31, 2009	November 30, 2008
	(Restated)	(Restated)
ASSETS
Current assets:
Cash	$19,644	$19
Accounts receivable	32,101	64,971
Prepaid expenses and other current assets	17,819	7,800
Total current assets	69,564	72,790

Fixed assets:
Office and computer equipment, net	14,926	15,824

Other assets:
Deferred costs, net	237,771	246,420

Total assets	$322,261	$335,034

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of loan payable to bank	$305,725	$396,459
Loan payable to shareholders	753,341	464,423
Accounts payable	197,763	131,273
Accrued expenses	92,780	75,767
Total current liabilities	1,349,609	1,067,922

Loan payable to bank, net of current portion	101,910	-

Total liabilities	1,451,519	1,067,922

Stockholders' deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized;
55,373,508 and 52,035,008 shares issued and outstanding
at May 31, 2009 and November 30, 2008, respectively	554	549
Additional paid-in capital	385,723	271,303
Accumulated deficit	(1,498,653)	(1,117,753)
Accumulated other comprehensive income (loss)	(16,882)	113,013
Total stockholders' deficit	(1,129,258)	(732,888)
Total liabilities and stockholders' deficit	$322,261	$335,034

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (loss) Back to Table of Contents
For the Six and Three Months Ended May 31, 2009 and 2008

	In US$	In US$	In US$	In US$
	For the Six	For the Six	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
	(Restated)	(Restated)	(Restated)

Revenue	$83,010	$173,530	$20,826	$106,355
Costs and expenses:
Cost of sales	102,241	241,006	62,663	186,135
Depreciation and amortization	42,217	39,047	22,530	20,774
Administrative expenses	302,893	581,647	100,381	487,075
Total costs and expenses	447,351	861,700	185,574	693,984
Operating loss	(364,341)	(688,170)	(164,748)	(587,629)

Non-Operating Income (Expenses):
Interest income	2,394	-	354	-
Interest expense	(18,953)	(13,987)	(10,578)	(13,987)
Total Non-Operating Expense	(16,559)	(13,987)	(10,578)	(13,987)

Net loss	$(380,900)	$(702,157)	$(174,972)	$(601,616)

Net loss per common share (Basic and Diluted)	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding	55,274,279	52,806,681	55,373,508	53,578,353

Other Comprehensive Income (Loss):
Comprehensive income (loss) - beginning of period	$(380,900)	$(702,157)	$(174,972)	$(601,616)
Cumulative translation adjustments	(129,895)	62,545	(118,101)	53,749
Comprehensive income (loss) - end of period	$(510,795)	$(639,612)	$(293,073)	$(547,867)

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows Back to Table of Contents
For the Six Months Ended May 31, 2009 and 2008

	in US$	in US$
	For the Six	For the Six
	Months Ended	Months Ended
	May 31, 2009	May 31, 2008
	(Restated)

Net loss
	$(380,900)	$(702,157)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	42,217	39,047
Stock based compensation	93,996	149,233
Contributed expenses by management	20,430	20,430
Changes in operating assets and liabilities:
Accounts receivable	41,571	45,897
Prepaid expenses and other current assets	(6,579)	26,954
Accounts payable and accrued expenses	61,440	(6,941)
Net cash used in operating activities	(127,825)	(427,537)

Cash flow from investing activities:
Deferred development	-	(41,269)
Net cash (used in) provided by investing activities	-	(41,269)

Cash flows from financing activities:
Loan payable to bank	(41,783)	165,963
Loan payable to shareholder	226,880	190,762
Net cash provided by financing activities	185,097	356,725

Effect of exchange rate on cash	(37,647)	84,752

Increase (decrease) in cash	19,625	(27,329)
Cash - beginning of year	19	27,329
Cash - end of the year	$19,644	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	4,577	14,584

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008 (Unaudited)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred net losses of $380,900 and $702,157 for the six months ended May 31, 2009 and 2008, and has a working capital deficiency of $1,280,045 as of May 31, 2009.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	May 31, 2009	May 31, 2008

Net loss	$(380,900)	$(702,157)

Weighted-average common shares outstanding (basic)	55,274,279	52,806,681

Weighted-average common stock equivalents
Stock options	1,450,000	1,400,000
Warrants	-	-

Weighted-average common shares outstanding (diluted)	56,724,279	54,206,681

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

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of May 31, 2009 and for the six months ended May 31, 2009 and 2008, the Company operates in only one segment and in only one geographical location.

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

NOTE 3 - FIXED ASSETS

Fixed assets as of May 31, 2009 and November 30, 2008 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	May 31 2009	November 30, 2008
Computer and office equipment	5	$29,896	$26,373
Less: accumulated depreciation		14,970	10,549
Property and equipment, net		$14,926	$15,824

There was $2,832 and $3,161 charged to operations for depreciation expense for the six months ended May 31, 2009 and 2008, respectively.

NOTE 4 - DEFERRED COSTS

Deferred costs as of May 31, 2009 and November 30, 2008 were as follows:

	May 31, 2009	November 30, 2008
Deferred Costs	$421,673	$371,983
Less: accumulated depreciation	183,902	125,563
Property and equipment, net	$237,771	$246,420

There was $39,385 and $35,886 charged to operations for amortization expense for the six months ended May 31, 2009 and 2008, respectively.

NOTE 5 - RELATED PARTY LOANS

As of May 31, 2009, the four principal shareholders of the Company had advanced $753,341 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) (US$137,577). The loans have no specific terms of repayment and are unsecured. Interest expense for the six months ended May 31, 2009 and 2008 were $9,611 and $0, respectively. Accrued interest on these loans as of May 31, 2009 was $12,339.

NOTE 6 - LOAN PAYABLE - BANK

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

Interest expense on the loan payable / line of credit for the six months ended May 31, 2009 and 2008 were $9,342 and $13,987, respectively. There was no accrued interest outstanding as of May 31, 2009.

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

Operating Lease

The Company leases a vehicle for the Chief Executive Officer. The lease is a 36-month lease that expires October 31, 2009. The monthly payment is $617 per month, and the Company has approximately $3,085 in its remaining commitment.

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

The Company has 55,373,508 and 54,888,508 shares issued and outstanding as of May 31, 2009 and November 30, 2008.

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

The following is a summary of the outstanding stock options for the six months ended May 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2007	1,500,000	$0.06	4.87	$121,000
Granted	250,000	0.05	3.00
Exercised	(300,000)	(0.05)	0.00
Cancelled	-	-	-	-
Outstanding, May 31, 2009	1,450,000	$0.06	4.10	$58,500
Exercisable, May 31, 2009	1,400,000	$0.06	4.10	$56,000

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

At May 31, 2009, deferred tax assets consist of the following:

Net operating losses	$509,542
Valuation allowance	(509,542)
$-

At May 31, 2009, the Company had a net operating loss carryforward in the approximate amount of $1,498,653, available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

NOTE 12 - SUBSEQUENT EVENTS

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

The Company has restated its condensed consolidated financial statements for the six months ended May 31, 2009 to account for the correction of errors related to adjustments made to (i) changes of the beginning balances as a result of the November 30, 2008 re-audit adjustments; (ii) under accrual of accrued interest on the loans – shareholders; and (iii) related adjustments on translation of foreign currencies. The net effect of the adjustments on the accumulated deficit as of May 31, 2009 was $5,832 decrease in the accumulated deficit and a decrease in the net loss of $9,685 and $27,485 for the six and three months ended May 31, 2009, respectively.

The following charts reflect the changes of the individual line items changed in the consolidated financial statements for November 30, 2008 and the condensed consolidated financial statements for the six months ended May 31, 2009.

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

Changes to the financial statements for the three months ended May 31, 2009:
	Previously Reported	Restated	Change
Statement of Operations - 6 months
Depreciation and amortization	$39,385	$42,217	$2,832	(2)(3)
Administrative expenses	325,021	302,893	(22,128)	(2)(3)
Interest expense	9,342	18,953	9,611	(1)
Net loss	390,585	380,900	(9,685)	(4)

Statement of Operations - 3 months
Depreciation and amortization	21,019	22,530	1,511	(2)(3)
Administrative expenses	135,190	100,381	(34,809)	(2)(3)
Interest expense	4,765	10,578	5,813	(1)
Net loss	202,457	174,972	(27,485)	(4)

Balance Sheet
Officer and computer equipment	15,646	14,926	(720)	(2)(3)
Deferred costs	252,021	237,771	(14,250)	(2)(3)
Accrued expenses	80,441	92,780	12,339	(1)
Accumulated defict	(1,504,485)	(1,498,653)	5,832	see note
Accumulated other comprehensive income	16,259	(16,882)	(33,141)	(2)

Statement of Cash Flow
Net loss	(390,585)	(380,900)	9,685	(4)
Depreciation and amortization	39,385	42,217	2,832	(2)(3)
Change in accounts receivable	64,924	41,571	(23,353)	(4)
Change in prepaid expenses and other current assets	(19,364)	(6,579)	12,785	(4)
Change in accounts payable and accrued expenses	38,401	61,440	23,039	(4)
Change in operating activities	(152,813)	(127,825)	24,988	(4)
Effect of exchange rate on cash	(12,659)	(37,647)	(24,988)	(2)(4)

	Balance Sheet	6 Months Operations	3 Months Operations
(1) Under accrual of interest on loans - shareholders	12,339	9,611	5,813
(2) Foreign currency translation adjustments	33,141	-	-
(3) Represent reclassification adjustments
(4) Represent changes based on adjustments (1) through (2)

Note – there is a $1 difference in the charts as opposed to the net effect of the restatement adjustments on the change in accumulated deficit due to rounding in the originally filed condensed consolidated financial statements.