Form 10-Q
period 2009-08-31
Hipso Multimedia, Inc.
filed 2009-10-15
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

On October 14, 2009, the Registrant had 56,473,508 shares of common stock, par value $0.00001 outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.  Back to Table of Contents

The Registrant's financial statements for the three and nine-month periods ended August 31, 2009 and 2008 are attached to this quarterly report.

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

Valtech offers low-cost, highly reliable service of Digital Phone, Digital Voice, High-Speed Internet and Digital TV backed by fast, friendly and live customer service (“Telecommunication Services”). We have expanded our bundled services by providing an end-to-end IPTV solution consisting of IPTV middleware, video on demand, network based PVR, IPTV head ends, content protection, IPTV infrastructure, system integration and IPTV applications such as games.

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

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had an allowance for doubtful accounts at August 31, 2009 of $25,958. The Company had accounts receivable at August 31, 2009 and November 30, 2008 of $31,715 and $64,971, respectively.

Deferred Costs. The Company's deferred development costs were $216,364 at August 31, 2009 and $246,420 at November 30, 2008. The Company recorded $59,439 amortization expense for the nine-month period ended August 31, 2009 and $59,157 for the nine-month period ended August 31, 2008 reflecting increased volume of installation costs. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

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

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. The Company had $13,373 of equipment at August 31, 2009 and $15,824 at the year ended November 30, 2008. This decrease represents the depreciation of existing equipment.

Results of Operations For the Three Months Ended August 31, 2009 and 2008

Revenues: Revenue for the three-month period ended August 31, 2009 was $55,099 compared to $118,316 for three months ended August 31, 2008. The Company's revenues decrease was $63,217 which represents a 53% decrease from the same period in the prior year. The Company's decrease in revenue is principally due to the generally deteriorating economic conditions and that the Company did not start new installations of its Telecommunication Services during the period ended August 31, 2009.

Cost of Sales: Cost of Sales for the three months ended August 31, 2009 was $86,867 compared to $89,467 for the three months ended August 31, 2008. The Company's cost of sales decrease was $2,600 which represents a 3% decrease from the same period in the prior year and was due to lower costs associated with the decrease in revenues and the costs of wiring and installation as well as equipment, such as set top boxes.

Depreciation and Amortization: For the three-month period ended August 31, 2009 we recorded $21,520 in depreciation and amortization expenses compared to $24,852 during the three months ended August 31, 2008.

General and Administrative Expenses: General and Administrative Expenses for the three-month period ended August 31, 2009 was $333,801 compared to $125,584 for the three months ended August 31, 2008. The Company's general and administrative expenses increase was $208,217 which represents a 166% increase from the same period in the prior year and was mainly due to higher costs related to non-cash compensation expenses.

Interest Income: Interest income for the three months ended August 31, 2009 was $6 compared to no interest income during the three months ended August 31, 2008. The interest income was due to cash held in our bank accounts.

Interest Expense: The Company's interest expense for the three month period was $14,204 compared to $7,094 for the three months ended August 31, 2008. This increase was the direct result of utilizing our line of credit and interest paid on loans from shareholders.

Results of Operations For the Nine Months Ended August 31, 2009 and 2008

Revenues: Revenue for the nine-month period ended August 31, 2009 was $138,109 compared to $291,846 for the nine months ended August 31, 2008. The Company's revenues decrease was $153,739 which represents a 53% decrease from the same period in the prior year. The Company's decrease in revenue is principally due to the generally deteriorating economic conditions and that the Company did not start new installations of its Telecommunication Services during the period ended August 31, 2009.

Cost of Sales: Cost of Sales for the nine months ended August 31, 2009 was $189,108 compared to $369,520 for the nine months ended August 31, 2008. The Company's cost of sales decrease was $180,412 which represents a 49% decrease from the same period in the prior year and was due to lower costs associated with the decrease in revenues and the costs of wiring and installation as well as equipment, such as set top boxes.

Depreciation and Amortization: For the nine-month period ended August 31, 2009 we recorded $63,737 in depreciation and amortization expenses compared to $63,899 during the nine months ended August 31, 2008.

General and Administrative Expenses: General and Administrative Expenses for the nine-month period ended August 31, 2009 was $636,694 compared to $668,184 for the nine months ended August 31, 2008. The Company's general and administrative expenses decrease was $31,490 which represents a 4.7% decrease from the same period in the prior year and was mainly due to higher costs related to non-cash compensation expenses.

Interest Income: Interest Income for the nine months ended August 31, 2009 was $2,400 compared to no interest income during the nine months ended August 31, 2008. The interest income was due to cash held in our bank accounts.

Interest Expense: The Company's interest expense for the nine month period was $33,157 compared to $21,081 for the nine months ended August 31, 2008. This increase was the direct result of utilizing our line of credit and interest paid on loans from shareholders.

Liquidity and Capital Resources

During the nine months ended August 31, 2009 and 2008, net cash used in operating activities was $276,703 and $401,018, respectively. This cash was used to fund our operations for the respective periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities for the nine month ended August 31, 2009 was $0 compared to $44,678 net cash used in investing activities for the nine months ended August 31, 2008. The net cash used in investing activities for the nine months ended August 31, 2008 was related to deferred development costs. The decrease in deferred development costs is directly related to the installation of equipment needed to provide our services.

Net cash provided by financing activities was $316,261 for the nine months ended August 31, 2009 compared to $399,802 in net cash provided by financing activities for the nine months ended August 31, 2008. During the nine months ended August 31, 2009, the Company repaid bank loans of $117,701, received loans from shareholders of $366,121 and received proceeds of $65,000 through the issuance of stock. The net cash proceeds from financing activities for the period ended August 31, 2008 resulted from a bank loan of $199,305 and proceeds of $200,497 from affiliated shareholders.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $1,899,940 through August 31, 2009. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including equipment related to our Telecommunications Services. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs, including our plan for expansion, at least for the next 18 months. Our cash requirements for fiscal year 2009 are estimated to be $600,000 based on our present revenues. We have short-term funding commitments of $500,000 from one of our controlling shareholders until such time the Company generates positive cash flow from operations or is able to secure alternative long-term funding through the issuance of debt and/or equity. We expect to be able to meet our current debt obligations provided that our current customer base does not decrease. At present, the Company is unable to meet its obligations under the Ericsson agreement unless it raises additional funding, and no negotiations are on-going with Ericsson at present~~.~~

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of August 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

/s/ Rene Arbic
Chief Executive Officer
Dated: October 15, 2009
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer
Dated: October 15, 2009
Ile des Soeurs, Quebec, Canada

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets Back to Table of Contents
August 31, 2009 (Unaudited) and November 30, 2008

	In US$	In US$
	August 31, 2009	November 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$19
Accounts receivable	31,715	64,971
Prepaid expenses and other current assets	11,938	7,800
Total current assets	43,653	72,790

Fixed assets:
Office and computer equipment, net	13,373	15,824

Other assets:
Deferred costs, net	216,365	246,420

Total assets	$273,390	$335,034

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of loan payable to bank	$304,400	$396,459
Loan payable to shareholders	890,298	464,423
Cash overdraft	2,820	-
Liability for stock to be issued	65,000	-
Accounts payable	216,972	131,273
Accrued expenses	117,356	75,767
Total current liabilities	1,596,846	1,067,922

Loan payable to bank, net of current portion	25,367	-

Total liabilities	1,622,213	1,067,922

Stockholders' deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized;
56,473,508 and 52,035,008 shares issued and outstanding
at August 31, 2009 and November 30, 2008, respectively	564	549
Additional paid-in capital	566,184	271,303
Accumulated deficit	(1,899,940)	(1,117,753)
Accumulated other comprehensive income (loss)	(15,632)	113,013
Total stockholders' deficit	(1,348,823)	(732,888)
Total liabilities and stockholders' deficit	$273,390	$335,034

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (loss) Back to Table of Contents
For the Nine and Three Months Ended August 31, 2009 and 2008 (Unaudited)

	In US$	In US$	In US$	In US$
	For the Nine	For the Nine	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008

Revenue	$138,109	$291,846	$55,099	$118,316
Costs and expenses:
Cost of sales	189,108	369,520	86,867	89,467
Depreciation and amortization	63,737	63,899	21,520	24,852
Administrative expenses	636,694	668,184	333,801	125,584
Total costs and expenses	889,539	1,101,603	442,188	239,903
Operating loss	(751,430)	(809,757)	(387,089)	(121,587)

Non-Operating Income (Expenses):
Interest income	2,400	-	6	-
Interest expense	(33,157)	(21,081)	(14,204)	(7,094)
Total Non-Operating Expense	(30,757)	(21,081)	(14,198)	(7,094)

Net loss	$(782,187)	$(830,838)	$(401,287)	$(128,681)

Net loss per common share (Basic and Diluted)	$(0.01)	$(0.02)	$(0.01)	$(0.00)

Weighted average shares outstanding	55,613,800	53,758,906	56,286,551	54,058,508

Other Comprehensive Income (Loss):
Comprehensive income (loss) - beginning of period	$(782,187)	$(830,838)	$(401,287)	$(128,681)
Cumulative translation adjustments	(128,645)	44,154	1,250	(18,391)
Comprehensive income (loss) - end of period	$(910,832)	$(786,684)	$(400,037)	$(147,072)

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows Back to Table of Contents
For the Nine Months Ended August 31, 2009 and 2008 (Unaudited)

	in US$	in US$
	For the Nine	For the Nine
	Months Ended	Months Ended
	August 31, 2009	August 31, 2008

Net loss
	$(782,187)	$(830,838)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	63,737	63,899
Stock based compensation and stock issued for services	264,253	351,375
Contributed expenses by management	30,645	30,645
Changes in operating assets and liabilities:
Accounts receivable	41,637	(40,542)
Prepaid expenses and other current assets	(826)	-
Accounts payable and accrued expenses	106,038	24,443
Net cash used in operating activities	(276,703)	(401,018)

Cash flow from investing activities:
Deferred development	-	(44,678)
Net cash (used in) provided by investing activities	-	(44,678)

Cash flows from financing activities:
Increase in cash overdraft	2,841	-
Cash received for stock to be issued	65,000	-
Loan payable to bank	(117,701)	199,305
Loan payable to shareholder	366,121	200,497
Net cash provided by financing activities	316,261	399,802

Effect of exchange rate on cash	(39,577)	18,565

Increase (decrease) in cash	(19)	(27,329)
Cash - beginning of year	19	27,329
Cash - end of the year	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	15,250	14,584

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
FOR THE NINE MONTHS ENDED AUGUST 31, 2009 AND 2008 (Unaudited)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred net losses of $782,187 and $830,838 for the nine months ended August 31, 2009 and 2008, and has a working capital deficiency of $1,553,193 as of August 31, 2009.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $25,958 at August 31, 2009.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended August 31, 2009 and 2008 are included in selling and promotion expenses in the condensed consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:
	August 31, 2009	August 31, 2008

Net loss	$(782,187)	$(830,838)

Weighted-average common shares outstanding (basic)	55,613,800	53,758,906
Weighted-average common stock equivalents
Stock options	1,450,000	1,400,000
Warrants	-	-
Weighted-average common shares outstanding (diluted)	57,063,800	55,158,906

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

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of August 31, 2009 and for the nine months ended August 31, 2009 and 2008, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the nine months ended August 31, 2008 to conform with the August 31, 2009 presentation. These reclassifications had no effect on the net loss for the nine months ended August 31, 2008.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of August 31, 2009, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. Management has adopted SFAS 165 and has evaluated subsequent events through October 10, 2009, the date the financial statements were issued.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 - FIXED ASSETS

Fixed assets as of August 31, 2009 and November 30, 2008 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	August 31 2009	November 30, 2008
Computer and office equipment	5	$29,766	$26,373
Less: accumulated depreciation		16,393	10,549
Property and equipment, net		$13,373	$15,824

There was $4,297 and $4,742 charged to operations for depreciation expense for the nine months ended August 31, 2009 and 2008, respectively.

NOTE 4 - DEFERRED COSTS

Deferred costs as of August 31, 2009 and November 30, 2008 were as follows:

	August 31, 2009	November 30, 2008
Deferred Costs	$419,843	$371,983
Less: accumulated depreciation	203,479	125,563
Property and equipment, net	$216,364	$246,420

There was $59,439 and $59,157 charged to operations for amortization expense for the nine  months ended August 31, 2009 and 2008, respectively.

NOTE 5 - RELATED PARTY LOANS

As of August 31, 2009, the four principal shareholders of the Company had advanced $890,298 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($136,980 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the nine months ended August 31, 2009 and 2008 were $17,907 and $0, respectively. Accrued interest on these loans as of August 31, 2009 was $20,714.

NOTE 6 - LOAN PAYABLE - BANK

The Company had an overdraft facility with a Canadian bank for $500,000 (CDN$)) and converted this facility to an Operating Loan in April 2009. The loan is payable in monthly installments of $27,778 (CD$) through September 2010. In addition, interest will be charged at 4% over the bank’s prime lending rate and the Company will be charged monthly fees of approximately $150 per month. At August 31, 2009, the Company has $329,767 outstanding ($25,367 of which is long-term) and is current on all of the interest due. The loan is personally guaranteed by three principal shareholders.

Interest expense on the loan payable / line of credit for the nine months ended August 31, 2009 and 2008 were $15,250 and $21,081, respectively. There was no accrued interest outstanding as of August 31, 2009.

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

Operating Lease

The Company leases a vehicle for the Chief Executive Officer. The lease is a 36-month lease that expires October 31, 2009. The monthly payment is $617 per month, and the Company has approximately $1,234 in its remaining commitment.

Office Space

The Company occupies approximately 2,500 square feet of office space owned by a company that is owned by a shareholder of the Company. The occupancy is on a month-to-month basis, without a lease and without payment of rent. The Company has occupied the space since February 1, 2008. Accordingly, a rent expense was recorded at the fair value of the applicable rent and with an offset to additional paid-in capital.

Service Agreement

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

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of August 31, 2009, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001.

The Company has 56,473,508 and 54,888,508 shares issued and outstanding as of August 31, 2009 and November 30, 2008.

During the quarter ended August 31, 2009, the Company issued:

1,100,000 shares of common stock to various consultants including attorneys for services rendered. These shares were valued at their market prices of $0.15 and $0.16 per share, or $167,000, at the date of issue.

During the quarter ended August 31, 2009, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

$3,257 in stock based compensation was recognized for services performed for which shares were issued in the prior year.

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

The following is a summary of the outstanding stock options for the nine months ended August 31, 2009:
	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2007	1,500,000	$0.06	4.87	$121,000
Granted	250,000	0.05	3.00
Exercised	(300,000)	(0.05)	0.00
Cancelled	-	-	-	-
Outstanding, August 31, 2009	1,450,000	$0.06	4.10	$58,500
Exercisable, August 31, 2009	1,400,000	$0.06	4.10	$56,000

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

At August 31, 2009, deferred tax assets consist of the following:

Net operating losses	$645,980
Valuation allowance	(645,980)
$-

At August 31, 2009, the Company had a net operating loss carryforward in the approximate amount of $1,899,940, available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended August 31, 2009 and 2008 is summarized as follows:

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

NOTE 11 - CONCENTRATION OF CREDIT RISK

On August 31, 2009, $17,521, or 56% of the Company’s accounts receivable were with three customers. Of this amount, $5,427, or 18%, was with a customer related to a significant shareholder of the Company.

On August 31, 2008, $46,925, or 48% of the Company’s accounts receivable were with three customers. Of this amount, $14,509, or 14%, was with a customer related to a significant shareholder of the Company. In addition, 28% of the revenue for the nine months ended August 31, 2008 was generated by one customer. This customer is considered a major customer of the Company. A major customer is a customer that represents more than 10% of the total. There were no major customers during the nine months ended August 31, 2009.