Form 10-K/A
period 2008-11-30
Hipso Multimedia, Inc.
filed 2009-12-08
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K/A
Amendment #4
___________________________

ý                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

¨                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨ No   x

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¨  No   x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

On November 30, 2008, the aggregate market value of the 8,933,154 common stock held by non-affiliates of the Registrant was approximately $893,315. On November 30, 2009, the Registrant had 54,888,508 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer &$168	Accelerated filer ¨	Non-Accelerated filer ¨	Smaller reporting company x

TABLE OF CONTENTS

Item ____	Description _________	Page ____

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 1A.	RISK FACTORS RELATED TO OUR BUSINESS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
PLAN OF OPERATION
ITEM 7A.	QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Forward-Looking Statements and Associated Risks

This Annual Report on Form 10-K of Hipso Multimedia, Inc. (hereinafter the "Company" or the "Registrant") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

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

Valtech owns and operates a “triple play” network providing digital TV, voice over internet protocol (VoIP) and high-speed internet access via fiber optic cable (“Telecommunication Services”). As a result of the fact that Montreal has one of the most extensive underground fiber optic network in North America, Valtech leases fiber optic pairs from an unaffiliated supplier at an average cost of cdn$400.00 per month. Since there are profusion of physical capacity the pricing is very low compared to any other city. These suppliers directly connect our technical center to the various buildings we serve. These fiber optic pairs are delivered to the meet me point where we cross connect to the Valtech internal building network. Initially targeting the multi-dwelling unit (MDU) market in the greater Montreal, Canada area, the Company’s plan is to offer its Telecommunication Services throughout Canada provided that it generates increased revenues and/or raises capital through equity or debt offerings. Valtech offers its retail customers a bundled package including IP telephony, internet bandwidth in 5 and 10 megabytes per second (Mbps) increments to a maximum of 50 Mbps, and 83 television channels.

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

Our main hardware suppliers are: (i) Zyxel supplies IPswitch Dslam and VDSL modems; (ii) Mediatrix supplies VOIP gateways; (iii) SMC supplies IPSwitch; and (iv) Grandstream supplies VOIP gateways. All these equipments are bought and paid for. They  are integral parts of the Valtech network. All the buildings have been cabled by Valtech therefore we are owner of the total network within the buildings we serve.

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

On February 10, 2008, Valtech signed a letter of intent with Ericsson Canada, a subsidiary of the multi-national European telecommunications giant, Telefonaktiebolaget LM Ericsson (NASDAQ:ERIC for the implementation, maintenance and market development of an internet protocol television (IPTV) platform. The letter of intent, which is subject to the negotiation of a definitive agreement, is for Valtech to build and operate a hub for IPTV. , but to date no agreement has been negotiated and no current negotiations are on-going. While our present plan is to expand our bundled services by providing an end-to-end IPTV solution consisting of IPTV middleware, video on demand, network based PVR, IPTV head ends, content protection, IPTV infrastructure, system integration and IPTV applications such as games. In order to expand our services to include end-to-end IPTV service, the Company is dependent upon its ability to raise sufficient capital to fund its agreement with Ericsson. To date, the Company has been unable to meet its obligations under the Ericsson agreement and at present no agreement with Ericsson has been negotiated and no negotiations with Ericsson are on-going.

If the partnership commences operations, of which there can be no assurance, Valtech believes that it is could be well-positioned for the highly attractive IPTV market opportunity. At present, Valtech offers two triple play packages.  Each includes high speed internet, digital TV, and VoIP.  The packages are differentiated as follows:

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

While the Company’s business model and strategy of offering “triple play” Telecommunications Services is similar to those being utilized by many existing providers of telecommunication services, the Company may not be successful, for many reasons, including but not limited to insufficient resources to compete in its present market or in expanded markets in Canada or elsewhere. If the assumptions underlying the business model are not valid or if the Company is unable to implement the business plan, achieve predicted levels of market penetration or obtain the desired level of pricing of services for sustained periods, the Company may not be successful. The Company focuses on selling directly to consumers and through hotels and apartment buildings. It may never be able to achieve significant market acceptance, favorable operating results or profitability.

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

Prices for communications services have historically decreased over time. The Company expects that prices for its Telecommunications Services may decrease after the market for such services becomes saturated. While the Company believes that the market for Telecommunication Services shall continue to grow, the Company cannot predict with any certainty the number of years before which saturation occurs. At such time that market saturation occurs, the Company may have to reduce prices in order to remain competitive. The inability to sell its Telecommunication Services at desired pricing levels would significantly impair its ability to achieve profitability.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the NASD OTCBB under the symbol HPSO. To the best knowledge of the Registrant, there has been no liquid trading market for the Registrant's common stock since its registration statement was declared effective. The following table shows the high and low bid prices for the Registrant's common stock during the last three fiscal years as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

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

Overview

In June 2008, we acquired our wholly-owned subsidiary, Valtech Communications Inc. ("Valtech") in a reverse merger transaction, issuing 40 million restricted shares to the Valtech shareholders.

Valtech offers low-cost, highly reliable triple-play service of Digital Phone, Digital Voice, High-Speed Internet and Digital TV backed by fast, friendly and live customer service (“Telecommunication Services”). Our present plan is to expand our bundled services by providing an end-to-end IPTV solution consisting of IPTV middleware, video on demand, network based PVR, IPTV head ends, content protection, IPTV infrastructure, system integration and IPTV applications such as games. In order to expand our services to include end-to-end IPTV service, the Company is dependent upon its ability to raise sufficient capital to fund its agreement with Ericsson. To date, the Company has been unable to meet its obligations under the Ericsson agreement and at present no agreement with Ericsson has been negotiated and no negotiations with Ericsson are on-going.

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

Results of Operations.

Comparison of the years ended November 30, 2008 and 2007

Revenues: Revenue for the year ended November 30, 2008 was $372,638 compared to $123,324 for year ended November 30, 2007. The Company's revenues increase was $249.314 which represents a 202% increase from the prior year. Valtech accounted for one hundred per cent (100%) of revenues for November 30, 2008 and 2007, respectively. The Company's increase in revenue is mainly attributed to new customers. The increase in new customers for our Telecommunication Services is attributable to our marketing activities and increased name recognition. We believe that our revenues are recurring as we have experienced low customer turn-over rates.

Cost of Sales: Cost of Sales for the year ended November 30, 2008 was $497,572 compared to $61,733 for year ended November 30, 2007. The Company's cost of sales increase was $435,839 which represents a 706% increase from prior year due to higher costs associated with the increase in sales. Advertising expenses remained stable. Thus, the increase in the cost of sales arose from the increase in the costs of wiring and installation as well as equipment, such as set top boxes. Specifically, in 2007 Valtech was wiring buildings at its own expense, which expense was capi9talized over a period of five years because that was the period that the wiring belonged to Valtech. In 2008, Valtech continued to wire buildings but Valtech received payments from the buildings’ owners.

Depreciation and Amortization: For the year ended November 30, 2008 we recorded $85,197 in depreciation and amortization expenses compared to $73,536 during the year ended November 30, 2007.

General and Administrative Expenses: General and Administrative Expenses for the year ended November 30, 2008 was $677,660 compared to $274,618 for year ended November 30, 2007. The Company's general and administrative expenses increase was $391,288 which represents a 142.48% increase from prior year due to higher costs related to increase in sales. Valtech increased its technical office staff in order to respond to tenders for business. Specifically, GS&A increased because at the end of fiscal 2007, Valtech hired an engineer to provide technical support for the network that Valtech was building. In 2007, approximately one-month’s salary was reflected with his entire salary was included in 2008. In addition, increased expenses were incurred in promoting Valtech’s “triple play” Telecommunication Services in 2008.

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

Alex Kestenbaum has since June 2, 2008, served as Treasurer of the Registrant. Since 2004 he has served as Vice President Finance of Canvar Group, Inc., a Montreal, Quebec - based general contractor and administrator specializing in the construction and renovation in industrial, commercial and residential development including large-scale projects for developers, institutions and various governments. From 1997 to 2004, he was Chief Financial Officer, Chief Information Officer and Controller of Econo-Malls Management Corp., Montreal, Quebec, a manager of properties it wholly owns on behalf of limited partnerships, joint ventures, and third parties. From 1990 to 1997, Mr. Kestenbaum was Controller and Financial Manager of Canvar Groupe Inc. and from 1988 to 1990 was Controller And Property Administrator of Adlexco Management Ltd., a Montreal-based property manager. From 1984 to 1988 he was Auditor and an Accountant for Appel & Partners, a chartered accounting firm located in Montreal. Mr. Kestenbaum received his D. E. C. in Pure and Applied Sciences from Vanier C.E.G. E. P. in 1981 and his Bachelor of Commerce in Accounting from Concordia University in 1984.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Rene Arbic, CEO	2008	68,744	---	---	---	---	68,744
	2007	63,744	---	---	---	---	63,744
	2006	---	---	---	---	---	---
Alex Kestenbaum, CFO	2008	---	---	---	---	---	---
	2007	---	---	---	---	---	---
	2006	---	---	---	---	---	---
Christopher LaRose	2007	66,673	---	---	---	---	66,673

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

Alex Kestenbaum became Chief Financial Officer, Treasurer and Secretary on June 2, 2008 of the Registrant and Chief Financial Officer of Valtech, its subsidiary. He has not entered into a contract with the Registrant and receives no compensation for acting as an officer or director of the Registrant nor for his services to Valtech.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Rene Arbic, CEO and Director 550 Chemin du Golf, Suite 202 Ile des Soeurs, Quebec, H3E 1A8, Canada	13,943,634 shares	24.39%
Common Stock	Alex Kenstenbaum, CFO and Director (a) 100-2700 Rufus-Rockhead Montreal, Quebec, H3J 2Z7, Canada	1,600,000 shares	2.80%
Common Stock	Peter Varadi (b) 100-2700 Rufus-Rockhead Montreal, Quebec, H3J 2Z7, Canada	16,348,360 shares	29.59%
Common Stock	Morden Lazarus (c) 759 Square Victoria, Suite 200 Montreal, Quebec, H2Y 2J7, Canada	16,348,360 shares	29.59%
Common Stock	All officers and directors as a group (2 people)	15,543,634 shares	27,19%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE Back to Table of Contents

During the fiscal year ended November 30, 2007, the Registrant did not enter into any transaction, in which the Registrant was or is to be a participant and the amount involved exceeds $120,000. During the fiscal year ended November 30, 2008, the Registrant was indebted to the following persons in the amount indicated: Rene Arbic, CEO total of $145,000, an entity controlled by Peter Varadi, a control shareholder, total of $198,500, and an entity controlled by Morden Lazarus, a control shareholder, $198,500.

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

/s/ Rene Arbic
Chief Executive Officer and Director
Dated: December 8, 2009
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer and Director
Dated: December 8, 2009
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