Form 10-Q/A
period 2009-02-28
Hipso Multimedia, Inc.
filed 2009-12-08
CIK 1345865

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

Forward-Looking Statements Concerning the Slovak Telecom Transaction

In response to the solicitation of bids for DVBT ("Digital Video Broadcast Terrestrial") network technology by the Slovak Telecom Service, which provides broadcast service throughout Slovakia, Valtech submitted a proposal for the license to install and operate the telecommunications service throughout Slovakia. We have learned that in August 2009, the tender was awarded to another group. As a result, we will not be involved in this project.

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
Dated: December 8, 2009
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