Form 10-K
period 2009-11-30
Hipso Multimedia, Inc.
filed 2010-03-11
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________________

ć                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨☐ No   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No   ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On November 30, 2009, the aggregate market value of the 8,863,154 common stock held by non-affiliates of the Registrant was approximately $531,789. On November 30, 2009, the Registrant had 57,203,508 shares of common stock issued and outstanding.

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

Forward-Looking Statements and Associated Risks

This Annual Report on Form 10-K of Hipso Multimedia, Inc. (hereinafter the "Company" or the "Registrant") includes forward-looking statements. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Hipso Multimedia, Inc. (the "Company") was incorporated under the laws of the State of Florida on April 5, 2005, under the name Physicians Remote Solutions, Inc. While operating as Physicians Remote Solutions, the Company had rights to manufacture and sell a telephone based voice activated billing and records entry system designed for use by physicians called “DR SPEAK”, which was designed to simplify the entry of patient information and the processing of billing claims by physicians. On June 2, 2008, the Company entered into an agreement to acquire all of the issued and outstanding common shares of Valtech Communications Inc. (“Valtech”), a Canadian corporation and a wholly-owned subsidiary of Hipso Multimedia, Inc., a Florida corporation, in consideration of the issuance of 40,000,000 shares of common stock of the Company. The effective date of the reverse merger was June 2, 2008, following which the Company ceased all efforts related to DR. SPEAK. On July 8, 2008, the Company changed its name to Hipso Multimedia, Inc. The Company's common stock is subject to quotation on the NASD OTCBB under the symbol “HPSO.”

Valtech owns and operates a “triple play” network providing digital TV, voice over internet protocol (VoIP) and high-speed internet access via fiber optic cable (“Telecommunication Services”). Valtech, using its dark fibre network, aggregates its TV signal at the Montreal head-end where all TV stations meet before being distributed by the various network operators. As a result of the fact that Montreal has one of the most extensive underground fiber optic network in North America, Valtech leases fiber optic pairs from an unaffiliated supplier at an average cost of cdn$400.00 per month. Since there are profusion of physical capacity the pricing is very low compared to any other city. These suppliers directly connect our technical center to the various buildings we serve. These fiber optic pairs are delivered to the meet me point where we cross connect to the Valtech internal building network. Initially targeting the multi-dwelling unit (MDU) market in the greater Montreal, Canada area, the Company’s plan is to offer its Telecommunication Services throughout Canada provided that it generates increased revenues and/or raises capital through equity or debt offerings. Valtech offers its retail customers a bundled package including IP telephony, internet bandwidth in 5 and 10 megabytes per second (Mbps) increments to a maximum of 50 Mbps, and 83 television channels.

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

Major Customers

As of November 30, 2009, the Company had 212 customers. During the year ended 2009, 38% of our revenues were generated by three customers. One customer is considered a major customer of the Company representing more than 18% of our total revenues in the year 2009.

Government Regulation

The Company’s business is not subject to any governmental regulation.

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS Back to Table of Contents

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this amended annual report on Form 10-K for the year ended November 30, 2009.

This amended annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

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

The Company has lost money in every quarter since the inception of its business. As of November 30, 2009, our accumulated loss is $2,138,376. The four principal shareholders of the Company had advanced $1,139,375 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($141,870 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the years ended November 30, 2009 and 2008 were $30,879 and $2,286, respectively. Accrued interest on these loans as of November 30, 2009 and 2008 were $34,597 and $1,937, respectively.

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

The Company is dependent upon one major customer.

Valtech is dependent upon one major customer representing 18% of the Company's revenues in fiscal year 2009. Three customers accounted for approximately 38% of the Company’s accounts receivable at November 30, 2009. However, as Valtech completes each installation of its equipment in the residences and business facilities of individual retail customers, the individual customers become the customer and are billed directly. As a result, in future periods the Company’s dependence on one or more major customers should decline.

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

As of November 30, 2009, the four principal shareholders of the Company had advanced $1,139,375 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($141,870 (US$)). The loans have no specific terms of repayment and are unsecured.

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

Possible Issuance of Additional Securities.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.00001. As of November 30, 2009, we had 57,203,508 shares of common stock issued and outstanding. We may issue additional shares of common stock in connection with any financing activities, as compensation for services or in connection with any future acquisitions. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.

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

None.

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

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Company filed a complaint on January 21, 2009 against Florida Atlantic Stock Transfer, Inc., its transfer agent and Thomas Klein and Arshad Shah, two former consultants  in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida. Each consultant was issued 300,000 shares or restricted common stock and options to purchase an additional 500,000 shares of restricted common stock exercisable immediately and 700,000 options exercisable in tranches. Each consultant exercised the options for the initial 500,000 shares but each failed to pay the aggregate exercise price of $30,000 or US$.06 per share. The Company cancelled the consulting agreements on the grounds of non-performance. The complaint demanded a stop on the transfer of shares issued, and cancellation of those shares and options to purchase additional shares, as well as payment of share subscriptions. The outcome of the litigation is undeterminable at present. The 600,000 shares are reflected as outstanding in the accompanying consolidated financial statements and stock based compensation of $36,000 was recorded. Additionally, the fair value of the options have been recorded aggregating $22,820 and a provision for $60,000 has been recorded for the amount due for the option exercise price since the consultants have not paid the option price to date.

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

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	High	Low	High	Low	High	Low
First Quarter ended February 28,	$1.29	$0.09	$0.09	$0.05	$0.10	$0.02
Second Quarter ended May 31,	$0.25	$0.06	$0.19	$0.02	$0.10	$0.02
Third Quarter ended August 31,	$0.16	$0.06	$0.18	$0.01	$0.10	$0.02
Fourth Quarter ended November 30,	$0.13	$0.04	$0.19	$0.07	$0.06	$0.02

Approximate Number of Holders of Common Stock: On November 30, 2009, there were approximately 25 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Registrant's board of director approved an equity compensation plan under which 3,000,000 shares of our common stock is authorized for issuance. No shares have been issued under such plan as of the filing of this mended annual report for the year ended November 30, 2009.

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

Date of Issuance	Name	No. of Shares	Consideration	Exemption
08/01/2006	Christopher LaRose	666,672	For services as CFO valued at $66,667	Section 4(2)
12/01/2006	Envisionit Media, Inc.	5,000	For services valued at $500	Section 4(2)
05/01/2007	Doughlas Jordan	100,000	Private placement valued at $10,000	Section 4(2)
05/01/2007	Vincent DiGaetano	100,000	For services valued at $10,000	Section 4(2)
03/13/2008	Antonio P. Moura	120,000	For services valued at $7,200	Section 4(2)
03/13/2008	Joel Pensley	583,500	For services valued at $35,010	Section 4(2)
09/30/2008	Gaetan Fontaine	50,000	For services valued at $1,993	Section 4(2)
02/13/2009	Joel Pensley	85,000	For services valued at $14,450	Section 4(2)
06/17/2009	Joel Pensley	100,000	For services valued at $16,000	Section 4(2)
06/15/2009	Maureen Abato	100,000	For services valued at $16,000	Section 4(2)
07/02/2009	Claude Gendron	900,000	For services valued at $135,000	Section 4(2)
01/21/2009	Rene Arbic	100,000	For services as officer valued at $21,000	Section 4(2)
01/29/2009	Joel Pensley, Esq.	85,000	For services valued at $13,990	Section 4(2)
12/19/2008	Dan Ryan	200,000	Exercise of options in exchange for $37,500	Section 4(2)
02/13/2009	Dan Ryan	50,000	Exercise of options in exchange for $7,000	Section 4(2)
06/15/2009	Claude Gendron	300,000	For services valued at $48,000	Section 4(2)
09/05/2009	Marc Chabot	250,000	Private placement valued at $25,000	Section 4(2)
09/21/2009	MLCIA Publication	180,000	For services valued at $18,900	Section 4(2)

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

Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	-0-	-0-	3,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	3,000,000

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Operating Results Data:	2009	2008
Revenues	$194,666	$372,638
Net loss	(1,020,623)	(837,177)
Net loss per basic common shareholder	(0.02)	(0.02)
Basic weighted average common shares	56,073,152	53,692,041

Financial Position Data:
Total assets	252,466	335,034
Total liabilities	1,783,279	1,067,922
Stockholders' deficit	(1,530,813)	(732,888)

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

As of November 30, 2009, the Company had 212 customers. During the year ended 2009, 38% of our revenues were generated by three customers. One customer is considered a major customer of the Company representing more than 18% of our total revenues in the year 2009.

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

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. On November 30, 2009, the Company had no cash and cash equivalents. At November 30, 2008, the company had $19 in cash.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had no bad debt expenses at the end of November 30, 2009 and 2008, respectively. The Company accounts receivable for the years ended November 30, 2009 and 2008 were $33,391 and $64,971, respectively.

Deferred Costs. The Company's deferred development costs were $434,831 at November 30, 2009 and $371,983 at November 30, 2008. The Company recorded $231,846 amortization expense for the year ended November 30, 2009 and $125,563 for the year ended November 30, 2008 reflecting increased volume of installation costs. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

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

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. The Company for the year ended November 30, 2009 had $12,309 of equipment and for the year ended November 30, 2008 $15,824. This decrease represents the depreciation of existing equipment.

Results of Operations.

Comparison of the years ended November 30, 2009 and 2008

Revenues: Revenue for the year ended November 30, 2009 was $194,666 compared to $372,638 for year ended November 30, 2008. The Company's revenues decrease was $177,972, which represents a 48% decrease from the prior year. Valtech accounted for one hundred per cent (100%) of revenues for November 30, 2009 and 2008, respectively. The Company's decrease in revenues is mainly attributable to the general economic downturn in the construction business.

Cost of Sales: Cost of Sales for the year ended November 30, 2009 was $283,484 compared to $497,572 for year ended November 30, 2008. The Company's cost of sales decrease was $214,088, which represents a 43% decrease from prior year due to lower costs associated with the decrease in sales. Advertising expenses remained stable. Thus, the decrease in the cost of sales was directly related to the decrease in wirings and installations as well as equipment, such as set top boxes.

Depreciation and Amortization: For the year ended November 30, 2009 we recorded $86,085 in depreciation and amortization expenses compared to $85,197 during the year ended November 30, 2008.

General and Administrative Expenses: General and Administrative Expenses for the year ended November 30, 2009 was $797,079 compared to $596,533 for year ended November 30, 2008. The Company's general and administrative expenses increase was $200,546, which represents a 34% increase from prior year due to increased non-cash compensation expenses and increased professional fees. Valtech also increased its technical office staff in order to respond to tenders for business. Specifically, GS&A increased because Valtech hired an engineer to provide technical support for the network that Valtech was building. In addition, increased expenses were incurred in promoting Valtech’s “triple play” Telecommunication Services in 2009.

Interest Income: Interest Income for the year ended November 30, 2009 was $2,400 compared to $11 for the year ended November 30, 2008.

Interest Expense: The Company's interest expense for the year ended November 30, 2009 was $51,041 compared to $29,268 for year ended November 30, 2008. The increase of $21,773 represents a 74% increase and was the direct result of increases in line of credit draw for working capital to enable the purchase of equipment for new installations.

Liquidity and Capital Resources

During the year ended November 30, 2009, we had a net decrease in cash of $19. During the year ended November 30, 2009 and 2008, net cash used in operating activities was $345,944 and $491,992, respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities for the year ended November 30, 2009 was zero compared to $14,372 net cash used in investing activities for the year ended November 30, 2008. The net cash used in investing activities for the year ended November 30, 2008 was related to deferred development costs of $14,372. The deferred development costs are directly related to the installation of equipment needed to provide our services.

Net cash provided by financing activities was $403,500 for the year ended November 30, 2009 compared to $397,268 net cash provided by financing activities for the year ended November 30, 2008. The net cash provided by financing activities for the year ended November 30, 2009 resulted from cash received from the issuance of stock, proceeds of $578,859 from affiliated shareholders offset by a $200,000 repayment of a bank loan. The net cash provided by financing activities for the year ended November 30, 2008 resulted from a bank loan of $163,438 and proceeds of $233,830 from affiliated shareholders.

The Company had a line of credit with the National Bank of Canada aggregating $396,459 ($500,000 CD$) at November 30, 2009. The loan bears interest at the rate of 1.25% over the Canadian prime rate. The loan was due on demand and was secured by personal guarantees of the three principal shareholders and the assets of the Company. Interest expense on the line of credit for the years ended November 30, 2009 and 2008 were $51,041 and $29,268, respectively. There was no accrued interest outstanding as of November 30, 2009 and 2008, respectively.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $2,138,376 through November 30, 2009. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including equipment related to our Telecommunications Services. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs, including our plan for expansion, at least for the next 18 months. Our cash requirements for fiscal year 2010 are estimated to be $600,000 based on our present revenues. We have short-term funding commitments of $500,000 from one of our controlling shareholders until such time the Company generates positive cash flow from operations or is able to secure alternative long-term funding through the issuance of debt and/or equity. We expect to be able to meet our current debt obligations provided that our current customer base does not decrease. At present, the Company is unable to meet its obligations under the Ericsson agreemet unless it raises additional funding, and no negotiations are on-going with Ericsson at present~~.~~

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

Effect of Exchange Rate on Cash.

During 2009, the Company reported a loss of $57,575 due to changes in the exchange rate. During 2008, the Company benefited from the Canadian exchange rate in the amount of $99,733. The loss reflects the increase in the value of the Canadian dollar as compared to the United States dollar.

Cash end of Year. The Company cash decreased by $9,363 to $19 at the end of November 30, 2008 compared to a decrease of $17,947 to $9,382 at the end of November 30, 2007.

Off-Balance Sheet Arrangements

As of November 30, 2009 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Recent Accounting Pronouncements

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC 350-30 was issued, “Determination of the Useful Life of Intangible Assets”. The Company was required to adopt ASC 350-30 on December 1, 2008. The guidance in ASC 350-30 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350-30 will materially impact their financial position, results of operations or cash flows.

In May 2008, ASC 470-20 was issued, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”). ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, ASC 815-40 was issued, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), which supersedes the definition in ASC 605-50 for periods beginning after December 15, 2008. The objective of ASC 815-40 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in accordance with ASC 815-20.

ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company believes that ASC 815-40, will not have a material impact on their financial position, results of operations and cash flows.

In June 2008, ASC 470-20-65 was issued, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of all the standards issued for convertible securities. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through March 11, 2010, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

ITEM 7A.  QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended November 30, 2009 and 2008 are attached to this annual report.

Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of November 30, 2009, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2009.

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

Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of November 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title
Rene Arbic	57	Chief Executive Officer and President and Director
Alex Kestenbaum	48	Secretary, Treasurer and Director

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Rene Arbic, CEO	2009	68,744	---	---	---	---	68,744
	2008	63,744	---	---	---	---	63,744
	2007	63,744	---	---	---	---	63,744
Alex Kestenbaum, CFO	2009	---	---	---	---	---	---
	2008	---	---	---	---	---	---
	2007	---	---	---	---	---	---
Christopher LaRose	2007	66,673	---	---	---	---	66,673

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

Outstanding Equity Awards at Fiscal Year-End Table.

As of November 30, 2009, there were no outstanding equity awards for the directors and executive officers of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's common stock. As of November 30, 2009, the Registrant had 57,203,508 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Rene Arbic, CEO and Director 550 Chemin du Golf, Suite 202 Ile des Soeurs, Quebec, H3E 1A8, Canada	14,043,634 shares	24.55%
Common Stock	Alex Kenstenbaum, CFO and Director (a) 100-2700 Rufus-Rockhead Montreal, Quebec, H3J 2Z7, Canada	1,600,000 shares	2.79%
Common Stock	Peter Varadi (b) 100-2700 Rufus-Rockhead Montreal, Quebec, H3J 2Z7, Canada	16,348,360 shares	28.58%
Common Stock	Morden Lazarus (c) 759 Square Victoria, Suite 200 Montreal, Quebec, H2Y 2J7, Canada	16,348,360 shares	28.58%
Common Stock	All officers and directors as a group (2 people)	15,643,634 shares	27.35%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE Back to Table of Contents

As of November 30, 2009, the four principal shareholders of the Company had advanced $1,139,375 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($141,870 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the years ended November 30, 2009 and 2008 were $30,879 and $2,286, respectively. Accrued interest on these loans as of November 30, 2009 and 2008 were $34,597 and $1,937, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
On July 3, 2008, the Company's Board of Directors has appointed KBL, LLP, as independent public accountant for the fiscal years ending November 30, 2008 and 2007. On July 1, 2009, the Company dismissed Meyler & Company, LLC.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by KBL, LLP for the audit of the Registrant's annual financial statements for the years ended November 30, 2009 and 2008, and fees billed for other services rendered by KBL, LLP during those periods.

	Year Ended
	November 30, 2009	November 30, 2008
Audit fees (1)	$31,000	$40,000
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	3,370
All other fees	N/A	N/A
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

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that the following officers, directors and 10% sharehoders have not filed reports required under Section 16(a): Rene Arbic, Alex Kenstenbaum, Peter Varadi and Morden Lazarus.

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
(4) Management contract or compensatory plan or arrangement.
(5) Filed as an exhibit to Form S-8 filed April 2, 2008 and hereby incorporated by reference.
(6) Filed as an exhibit to Form 8K dated June 3, 2008 hereby incorporated by reference.
(7) Referenced on Form 8K dated August 12, 2008 hereby incorporated by reference.
(8) Filed as an exhibit to the Company's Form 10-K for the year 2008.
(9) Filed herewith.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Rene Arbic
Chief Executive Officer and Director
Dated: March 11, 2010
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer and Director
Dated: March 11, 2010
Ile des Soeurs, Quebec, Canada

Financial Statements Back to Table of Contents

Report of independent registered public accounting firm Back to Table of Contents

Board of Directors
HIPSO Multimedia, Inc.
Montreal, CANADA

We have audited the accompanying consolidated balance sheets of HIPSO Multimedia, Inc. and subsidiary (the “Company”) as of November 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended November 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIPSO Multimedia, Inc. as of November 30, 2009 and 2008, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended November 30, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP
New York, NY

March 11, 2010

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Balance Sheets Back to Table of Contents
November 30, 2009 and 2008

	IN US$
	November 30, 2009	November 30, 2008
ASSETS
Current assets:
Cash	$-	$19
Accounts receivable	33,391	64,971
Prepaid expenses and other current assets	3,781	7,800
Total current assets	37,172	72,790

Fixed assets:
Office and computer equipment, net	12,309	15,824

Other assets:
Deferred costs, net	202,985	246,420

Total assets	$252,466	$335,034

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of loan payable to bank	$262,722	$396,459
Loan payable to shareholders	1,139,375	464,423
Cash overdraft	361	-
Liability for stock to be issued	40,000	-
Accounts payable	223,234	131,273
Accrued expenses	117,587	75,767
Total current liabilities	1,783,279	1,067,922

Loan payable to bank, net of current portion	-	-

Total liabilities	1,783,279	1,067,922

Stockholders' deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized;
57,203,508 and 54,888,508 shares issued and outstanding
at November 30, 2009 and 2008, respectively	572	549
Additional paid-in capital	668,292	271,303
Accumulated deficit	(2,138,376)	(1,117,753)
Accumulated other comprehensive income (loss)	(61,301)	113,013
Total stockholders' deficit	(1,530,813)	(732,888)
Total liabilities and stockholders' deficit	$252,466	$335,034

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (loss) Back to Table of Contents
For the Years Ended November 30, 2009 and 2008

	IN US$
	For the Year ended	For the Year ended
	November 30, 2009	November 30, 2008

Revenue	$194,666	$372,638
Costs and expenses:
Cost of sales	283,484	497,572
Depreciation and amortization	86,085	85,197
Administrative expenses	797,079	596,532
Total costs and expenses	1,166,648	1,179,301
Operating loss	(971,982)	(806,663)

Non-Operating Income (Expenses):
Interest income	2,400	11
Interest expense	(51,041)	(29,268)
Loss on disposal of fixed assets	-	(1,256)
Total Non-Operating Expense	(48,641)	(30,513)

Net loss	$(1,020,623)	$(837,176)

Net loss per common share (Basic and Diluted)	$(0.02)	$(0.02)

Weighted average shares outstanding	56,073,152	53,692,041

Other Comprehensive Income (Loss):
Comprehensive income (loss) - beginning of period	$(1,020,623)	$(837,176)
Cumulative translation adjustments	(174,314)	134,300
Comprehensive income (loss) - end of period	$(1,194,937)	$(702,876)

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Deficit Back to Table of Contents
For the Years Ended November 30, 2009 and 2008

					Additional	Retained	Accumulated Other
	Preferred		Common		Paid-in	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance November 30, 2007	-	$-	52,035,008	$520	$-	$(280,576)	$(21,287)	$(301,343)

Shares issued for services	-	-	1,353,500	13	68,393	-	-	68,406
Exercise of stock options	-	-	1,500,000	16	139,984	-	-	140,000
Fair value of options granted	-	-	-	-	22,820	-	-	22,820
Fair value of rent contributed by major shareholder	-	-	-	-	40,106	-	-	40,106
Net loss for the year ended November 30, 2008	-	-	-	-	-	(837,177)	134,300	(702,877)
Balance November 30, 2008	-	$-	54,888,508	$549	$271,303	$(1,117,753)	$113,013	$(732,888)

Shares issued for cash	-	-	250,000	2	24,998			25,000
Shares issued for services	-	-	1,765,000	18	269,332	-	-	269,350
Exercise of stock options	-	-	300,000	3	44,497	-	-	44,500
Fair value of options granted	-	-	-	-	17,302	-	-	17,302
Fair value of rent contributed by major shareholder	-	-	-	-	40,860	-	-	40,860
Net loss for the year ended November 30, 2009	-	-	-	-	-	(1,020,623)	(174,314)	(1,194,937)
Balance November 30, 2009	-	$-	57,203,508	$572	$668,292	$(2,138,376)	$(61,301)	$(1,530,813)

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows Back to Table of Contents
For the Years Ended November 30, 2009 and 2008

	IN US$
	November 30, 2009	November 30, 2008

Net loss
	$(1,020,623)	$(837,176)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	86,085	85,197
Stock based compensation	331,179	231,226
Contributed expenses by management	40,860	40,106
Loss on disposition of fixed assets	-	1,256
Changes in operating assets and liabilities:
Accounts receivable	42,581	(20,121)
Prepaid expenses and other current assets	(24,903)	(22,732)
Accounts payable and accrued expenses	198,877	30,252
Net cash used in operating activities	(345,944)	(491,992)

Cash flow from investing activities:
Deferred development	-	(14,372)
Net cash provided by investing activities	-	(14,372)

Cash flows from financing activities:
Increase in cash overdraft	361	-
Cash received for common stock	25,000	-
Loan payable to bank	(200,720)	163,438
Loan payable to shareholder	578,859	233,830
Net cash provided by financing activities	403,500	397,268

Effect of exchange rate on cash	(57,575)	99,733

Decrease increase in cash	(19)	(9,363)
Cash - beginning of year	10	9,382
Cash - end of the year	0	19

Supplemental disclosure of cash flow information:
Cash paid for interest	20,162	25,072

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred net losses of $1,020,623 and $837,177 for the years ended November 30, 2009 and 2008, and has a working capital deficiency of $1,746,107 as of November 30, 2009.

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

Comprehensive Income

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $20,156 at November 30, 2009.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended November 30, 2009 and 2008 are included in selling and promotion expenses in the consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	November 30, 2009	November 30, 2008

Net loss	$(1,020,623)	$(837,176)

Weighted-average common shares outstanding (basic)	56,073,152	53,692,041

Weighted-average common stock equivalents
Stock options	1,450,000	1,500,000
Warrants	-	-

Weighted-average common shares outstanding (diluted)	57,523,152	55,192,041

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2008. The adoption of this principle had no effect on the Company’s operations.

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of November 30, 2009 and for the years ended November 30, 2009 and 2008, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the year ended November 30, 2008 to conform with the November 30, 2009 presentation. These reclassifications had no effect on the net loss for the year ended November 30, 2008.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of November 30, 2009, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Fair Value Measurements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Recent Accounting Pronouncements

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC 350-30 was issued, “Determination of the Useful Life of Intangible Assets”. The Company was required to adopt ASC 350-30 on December 1, 2008. The guidance in ASC 350-30 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350-30 will materially impact their financial position, results of operations or cash flows.

In May 2008, ASC 470-20 was issued, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”). ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, ASC 815-40 was issued, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), which supersedes the definition in ASC 605-50 for periods beginning after December 15, 2008. The objective of ASC 815-40 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in accordance with ASC 815-20.

ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company believes that ASC 815-40, will not have a material impact on their financial position, results of operations and cash flows.

In June 2008, ASC 470-20-65 was issued, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of all the standards issued for convertible securities. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through March 11, 2010, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3- FIXED ASSETS

Fixed assets as of November 30, 2009 and 2008 were as follows:

	Estimated Useful
	Lives (Years)	November 30, 2009	November 30, 2008
Computer and office equipment	5	$30,829	$26,373
Less: accumulated depreciation		18,520	10,549
Property and equipment, net		$12,309	$15,824

There was $5,818 and $6,321 charged to operations for depreciation expense for the years ended November 30, 2009 and 2008, respectively.

NOTE 4 - DEFERRED COSTS

Deferred costs as of November 30, 2009 and 2008 were as follows:

	November 30, 2009	November 30, 2008
Deferred Costs	$434,831	$371,983
Less: accumulated depreciation	231,846	125,563
Property and equipment, net	$202,985	$246,420

There was $80,266 and $78,876 charged to operations for amortization expense for the years ended November 30, 2009 and 2008, respectively.

NOTE 5 - RELATED PARTY LOANS

As of November 30, 2009, the four principal shareholders of the Company had advanced $1,139,375 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($141,870 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the years ended November 30, 2009 and 2008 were $30,879 and $2,286, respectively. Accrued interest on these loans as of November 30, 2009 and 2008 were $34,597 and $1,937, respectively.

NOTE 6 - LOAN PAYABLE - BANK

The Company had an overdraft facility with a Canadian bank for $500,000 (CDN$)) and converted this facility to an Operating Loan in April 2009. The loan is payable in monthly installments of $27,778 (CD$) through September 2010. In addition, interest will be charged at 4% over the bank’s prime lending rate and the Company will be charged monthly fees of approximately $150 per month. At November 30, 2009, the Company has $262,722 outstanding and is current on all of the interest due. The loan is personally guaranteed by three principal shareholders.

Interest expense on the loan payable / line of credit for the years ended November 30, 2009 and 2008 were $20,162 and $26,982, respectively. There was no accrued interest outstanding as of November 30, 2009.

NOTE 7 - COMMITMENTS

Employment Agreement

The Company’s subsidiary, Valtech has an employment agreement with its Chief Executive Officer. The agreement commenced October 1, 2006 and terminated September 30, 2007. The agreement is renewable upon mutual agreement of the Company and its Chief Executive Officer. The original agreement provided for a salary of $80,000 plus benefits. The agreement has been renewed through September 30, 2010.

Operating Lease

The Company leased a vehicle for the Chief Executive Officer. The lease was a 36-month lease that expired October 31, 2009. The monthly payment was $617 per month. There is no current lease for an automobile for the Chief Executive Officer.

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

Management is of the opinion that these individuals did not perform their services according to the contract and is attempting to block the removal of the restriction on the 600,000 common shares issued, and cancel the unexercised stock options. The outcome of the litigation is undeterminable at the present time. The 600,000 common shares are reflected as outstanding in the accompanying consolidated financial statements and stock based compensation of $36,000 was recorded. Additionally, the fair value of the options have been recorded aggregating $22,820 and a provision for $60,000 has been recorded for the amount due for the option exercise price since the consultants have not paid the option price to date.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of November 30, 2009, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001.

The Company has 57,203,508 and 54,888,508 shares issued and outstanding as of November 30, 2009 and 2008.

During the quarter ended November 30, 2009, the Company issued:

480,000 shares of common stock to various consultants for services rendered. These shares were valued at their market prices of $0.105 and $0.16 per share, or $66,900, at the date of issue. In addition, 250,000 shares were issued for $25,000 cash received in August 2009.

During the quarter ended November 30, 2009, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

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

Stock Options

The Company accounts for stock-based compensation using the fair value method. The fair value method requires the cost of employee services received for awards of equity instruments, such as stock options and restricted stock, to be recorded at the fair value on the date of the grant. The value of restricted stock awards, based upon market prices, is amortized over the requisite service period. The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period. During the years ended November 30, 2009 and 2008, stock based compensation was $0 and $231,226, respectively.

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

The Company has expensed the entire amount due to the uncertainty of the collectability of this amount. Of the 600,000 options, 50,000 options remain unexercised as of November 30, 2009.

On December 16, 2008, the Company issued 250,000 options at $0.05 ($25,000), which were expensed, and these options were exercised immediately.

The following is a summary of the outstanding stock options for the years ended November 30, 2009 and 2008:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2008	1,500,000	$0.06	4.87	$121,000
Granted	250,000	0.05	3.00
Exercised	(300,000)	(0.05)	0.00
Cancelled	-	-	-	-
Outstanding, November 30, 2009	1,450,000	$0.06	4.10	$86,500
Exercisable, November 30, 2009	1,450,000	$0.06	4.10	$86,500

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2007	-	$-	-	$-
Granted	3,000,000	0.06	2.43
Exercised	(1,500,000)	(0.06)	0.00
Cancelled	-	-	-	-
Outstanding, November 30, 2008	1,500,000	$0.06	4.87	$121,000
Exercisable, November 30, 2008	1,400,000	$0.06	5.00	$112,000

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

At November 30, 2009, deferred tax assets consist of the following:

Net operating losses	$727,048
Valuation allowance	(727,048)
$-

At November 30, 2009, the Company had a net operating loss carryforward in the approximate amount of $2,138,376, available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended November 30, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10 - FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted ASC 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

NOTE 11 -  CONCENTRATION OF CREDIT RISK

On November 30, 2009, $20,156, or 38% of the Company’s accounts receivable were with three customers. Of this amount, $5,677, or 11%, was with a customer related to a significant shareholder of the Company.

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