Form 10-Q
period 2010-02-28
Hipso Multimedia, Inc.
filed 2010-04-14
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

On February 28, 2010, the Registrant had 57,953,508 shares of common stock, par value $0.00001 outstanding.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of February 28, 2010 (Unaudited) and November 30, 2009

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended February 28, 2010 and 2009 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended February 28, 2010 and 2009 (Unaudited)

Notes to Condensed Consolidated Financial Statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets Back to Table of Contents
February 28, 2010 (Unaudited) and November 30, 2009

	In US$
	February 28, 2010	November 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$16,434	$-
Accounts receivable	26,282	33,391
Prepaid expenses and other current assets	3,802	3,781
Total current assets	46,518	37,172

Fixed assets:
Office and computer equipment, net	10,828	12,309

Other assets:
Deferred costs, net	182,901	202,985

Total assets	$240,247	$252,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of loan payable to bank	$184,936	$262,722
Loan payable to shareholders	1,362,812	1,139,375
Cash overdraft	-	361
Liability for stock to be issued	40,000	40,000
Accounts payable	261,844	223,234
Accrued expenses	109,533	117,587
Total current liabilities	1,959,125	1,873,279

Total liabilities	1,959,125	1,873,279

Stockholders' deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized;
57,953,508 and 57,203,508 shares issued and outstanding
at February 28, 2010 and November 30, 2009, respectively	580	572
Additional paid-in capital	724,499	668,292
Subscription receivable	(25,000)
Accumulated deficit	(2,349,108)	(2,138,376)
Accumulated other comprehensive income (loss)	(69,849)	(61,301)
Total stockholders' deficit	(1,718,878)	(1,530,813)
Total liabilities and stockholders' deficit	$240,247	$252,466

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (loss) Back to Table of Contents
For the Three Months Ended February 28, 2010 and February 28, 2009 (Unaudited)

	In US$
	For the Three	For the Three
	Months Ended	Months Ended
	February 28, 2010	February 28, 2009
	(Unaudited)	(Unaudited)

Revenue	$47,379	$53,066
Costs and expenses:
Cost of sales	74,923	39,578
Depreciation and amortization	22,667	19,687
Administrative expenses	138,925	193,394
Total costs and expenses	236,515	252,659
Operating loss	(189,136)	(199,593)

Non-Operating Income (Expenses):
Interest income	-	2,040
Interest expense	(21,596)	(8,375)
Total Non-Operating Expense	(21,596)	(6,335)

Net loss	$(210,732)	$(205,928)

Net loss per common share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding	57,289,619	55,101,787

Other Comprehensive Income (Loss):
Comprehensive income (loss) - beginning of period	$(210,732)	$(205,928)
Cumulative translation adjustments	(8,548)	(11,794)
Comprehensive income (loss) - end of period	$(219,280)	$(217,722)

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows Back to Table of Contents
For the Three Months Ended February 28, 2010 and February 28, 2009 (Unaudited)

	in US$
	For the Three	For the Three
	Months Ended	Months Ended
	February 28, 2010	February 28, 2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss
	$(210,732)	$(205,928)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	22,667	19,687
Stock based compensation	21,000	92,106
Contributed expenses by management	10,215	10,215
Changes in operating assets and liabilities:
Accounts receivable	7,295	31,319
Prepaid expenses and other current assets	(35,573)	(3,517)
Accounts payable and accrued expenses	(24,254)	(20,108)
Net cash used in operating activities	(138,236)	(76,226)

Cash flows from financing activities:
(Decrease) in cash flow	(361)	-
Cash received for common stock	-	-
Loan payable to bank	(79,259)	(47,682)
Loan payable to shareholders	234,815	149,377
Net cash provided by financing activities	155,195	101,695

Effect of exchange rate on cash	(525)	(24,045)

Increase in cash	16,434	1,424
Cash - beginning of year	-	19
Cash - end of period	$16,434	$1,443

Supplemental disclosure of cash flow information:
Cash paid for interest	3,738	4,577

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the November 30, 2009 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred net losses of $210,732 and $205,928 for the three months ended February 28, 2010 and 2009, and has a working capital deficiency of $1,912,607 as of February 28, 2010.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $20,269 at February 28, 2010.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended February 28, 2010 and 2009 are included in selling and promotion expenses in the consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	February 28, 2010	February 28, 2009

Net loss	$(210,732)	$(205,928)

Weighted-average common shares outstanding (basic)	57,289,619	55,101,787

Weighted-average common stock equivalents
Stock options	2,130,000	1,450,000
Warrants	-	-

Weighted-average common shares outstanding (diluted)	59,419,619	56,551,787

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended November 30, 2008. The adoption of this principle had no effect on the Company’s operations.

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

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of February 28, 2010 and for the three months ended February 28, 2010 and 2009, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the three months ended February 28, 2009 to conform with the February 28, 2010 presentation. These reclassifications had no effect on the net loss for the three months ended February 28, 2009.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of February 28, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through April 14, 2010, the date the financial statements were issued.

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

NOTE 3 - FIXED ASSETS

Fixed assets as of February 28, 2010 (Unaudited) and November 30, 2009 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	February 28, 2010	November 30, 2009
Computer and office equipment	5	$31,001	$30,829
Less: accumulated depreciation		20,173	18,520
Property and equipment, net		$10,828	$12,309

There was $1,543 and $1,321 charged to operations for depreciation expense for the three months ended February 28, 2010 and 2009, respectively.

NOTE 4 - DEFERRED COSTS

Deferred costs as of February 28, 2010 and November 30, 2009 were as follows:

	February 28, 2010	November 30, 2009
Deferred Costs	$437,268	$434,831
Less: accumulated depreciation	254,367	231,846
Property and equipment, net	$182,901	$202,985

There was $21,124 and $18,366 charged to operations for amortization expense for the three months ended February 28, 2010 and 2009, respectively.

NOTE 5 - RELATED PARTY LOANS

As of February 28, 2010, the four principal shareholders of the Company had advanced $1,362,812 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($142,665 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the three months ended February 28, 2010 and 2009 were $17,859 and $3,798, respectively. Accrued interest on these loans as of February 28, 2010 was $52,732.

NOTE 6 - LOAN PAYABLE - BANK

The Company had an overdraft facility with a Canadian bank for $500,000 (CDN$)) and converted this facility to an Operating Loan in April 2009. The loan is payable in monthly installments of $27,778 (CD$) through September 2010. In addition, interest will be charged at 4% over the bank’s prime lending rate and the Company will be charged monthly fees of approximately $150 per month. At February 28, 2010, the Company has $184,936 outstanding and is current on all of the interest due. The loan is personally guaranteed by three principal shareholders.

Interest expense on the loan payable / line of credit for the three months ended February 28, 2010 and 2009 were $3,738 and $4,577, respectively. There was no accrued interest outstanding as of February 28, 2010.

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

Consulting Agreements

The Company has entered into consulting agreements for a period of no more than 6 months with various consultants. These agreements require the Company to pay for the consulting services and issue shares of common stock and stock options over the period of the agreements.

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

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of February 28, 2010, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001.

The Company has 57,953,508 and 57,203,508 shares issued and outstanding as of February 28, 2010 and 2009.

During the quarter ended February 28, 2010, the Company issued:

160,000 shares of common stock issued for the quarter ended February 28, 2010 at $0.06 per share for a total value of $9,600 to consultants for services rendered per their agreements; and 590,000 in the exercise of stock options for $30,400. Of the $30,400, the Company reduced an invoice for the payment of $5,400 associated with 90,000 of these options, and the remaining $25,000 is reflected as a subscription receivable for the exercise of 500,000 options. The Company also recorded $6,000 in stock based compensation for the value of an additional 100,000 options that vested in February 2010.

During the quarter ended February 28, 2010, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

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

Stock Options

The Company accounts for stock-based compensation using the fair value method. The fair value method requires the cost of employee services received for awards of equity instruments, such as stock options and restricted stock, to be recorded at the fair value on the date of the grant. The value of restricted stock awards, based upon market prices, is amortized over the requisite service period. The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period. During the three months ended February 28, 2010 and 2009, stock based compensation was $6,000 and $0, respectively.

In February 2010, the Company entered into a few option agreements for the issuance of options relating to various consulting agreements. The Company is obligated to issue to consultants in one agreement 270,000 options that vest evenly over a 3-month period of time at a $0.06 exercise price. The Company who is receiving the options has agreed to reduce their invoices by the cash required to exercise the options and as a result, reduced their February 2010 invoice by $5,400. These options expire in February 2011.

In another agreement entered into in February 2010, the Company is obligated to issue 600,000 options evenly over a 6-month period of time at a $0.06 exercise price. The Company expensed the fair value of these options ($6,000) as of February 28, 2010 to this consultant. These options also expire February 2011.

In February 2010, the Company issued 500,000 options to an individual at $0.05. The options were exercised, however, the Company has not received the $25,000 for this exercise. This amount currently is reflected as a subscription receivable.

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

The Company has expensed the entire amount due to the uncertainty of the collectability of this amount. Of the 600,000 options, 50,000 options remain unexercised as of February 28, 2010.

On December 16, 2008, the Company issued 250,000 options at $0.05 ($25,000), which were expensed, and these options were exercised immediately.

The following is a summary of the outstanding stock options for the three months ended February 28, 2010 and 2009:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2009	1,450,000	$0.06	4.10	$86,500
Granted	1,370,000	0.056	1.00	77,200
Exercised	(590,000)	0.06	1.00	(30,400)
Cancelled	-	-	-	-
Outstanding, February 28, 2010	2,230,000	$0.06	3.015	$133,300
Exercisable, February 28, 2010	1,550,000	$0.06	3.015	$86,500

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2008	1,500,000	$0.06	4.87	$121,000
Granted	250,000	0.05	3.00
Exercised	(300,000)	(0.05)	0.00
Cancelled	-	-	-	-
Outstanding, February 28, 2009	1,450,000	$0.06	4.10	$58,500
Exercisable, February 28, 2009	1,400,000	$0.06	4.10	$56,000

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

At February 28, 2010, deferred tax assets consist of the following:

Net operating losses	$798,697
Valuation allowance	(798,697)
$-

At February 28, 2010, the Company had a net operating loss carryforward in the approximate amount of $2,349,108, available to offset future taxable income through 2030. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended February 28, 2010 and 2009 is summarized as follows:

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

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

NOTE 11 - CONCENTRATION OF CREDIT RISK

On February 28, 2010, $15,053, or 33% of the Company’s accounts receivable were with two customers. This amount was with customers related to a significant shareholder of the Company. One of these two customers represented 49.2% of the revenue for the three months ended February 28, 2010. This customer is considered a major customer of the Company.

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

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.  The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report. For risk factors related to our business and our common stock please read section entitled "Risk Factors" of our Form 10-K for the year ended November 30, 2009 as filed with the SEC.

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

As of February 28, 2010, the Company had 405 customers. During the three-month period ended February 28, 2010, 49.2% of our revenues were generated by one customer and this customer is considered a major customer of the Company.

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

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. On February 28, 2010, the Company had $16,434 in cash.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had no bad debt expenses at the end of February 28, 2010. The Company accounts receivable on February 28, 2010 were $26,282 compared to $33,391 on November 30, 2009.

Deferred Costs. The Company's deferred development costs were $437,268 at February 28, 2010 and $434,831 at November 30, 2009. The Company recorded $254,367 amortization expense as of February 28, 2010 and $231,846 as of November 30, 2009. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

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

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. As of February 28, 2010, the Company had $10,828 of equipment and $12,309 as of November 30, 2009. This decrease represents the depreciation of existing equipment.

Results of Operations For the Three Months Ended February 28, 2010 and February 28, 2009

Revenues: Revenue for the three-month period ended February 28, 2010 was $47,379 compared to $53,066 for three months ended February 28, 2009. The Company's revenues decreased by $5,687 which represents a 11% decrease from the same period in the prior year. The Company's decrease in revenue is principally due to the generally deteriorating economic conditions and that the Company did not start new installations of its Telecommunication Services during the period ended February 28, 2010.

Cost of Sales: Cost of Sales for the three months ended February 28, 2010 was $74,923 compared to $39,578 for the three months ended February 28, 2009. The Company's cost of sales increase was $35,345 which represents a 89% increase from the same period in the prior year and was due to higher costs associated with marketing and sales.

Depreciation and Amortization: For the three-month period ended February 28, 2010 we recorded $22,667 in depreciation and amortization expenses compared to $19,687 during the three months ended February 28, 2009.

General and Administrative Expenses: General and Administrative Expenses for the three-month period ended February 28, 2010 was $138,925 compared to $193,394 for the three months ended February 28, 2009. The Company's general and administrative expenses decrease was $54,469, which represents a 28% decrease from the same period in the prior year and was mainly due to lower costs related to non-cash compensation expenses.

Interest Income: Interest Income for the three months ended February 28, 2010 was zero compared to $2,040 interest income during the three months ended February 28, 2009. The interest income was due to loans received from shareholders during the three-month period ended February 28, 2009.

Interest Expense: The Company's interest expense for the three month period was $21,596 compared to $8,375 interest expense during the same period in the prior year. This increase was the direct result of an increase in line of credit draw for working capital and interest payaments on outstanding loans.

Liquidity and Capital Resources

As of February 28, 2010, we had total cash resources of $16,434. During the three months ended February 28, 2010 and February 28, 2009, net cash used in operating activities was $138,236 and $76,226, respectively. This cash was used to fund our operations for the respective periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

During the three-month periods ended February 28, 2010 and 2009, we had no investing activities.

Net cash provided by financing activities was $155,195 for the three months ended February 28, 2010 compared to $101,695 in net cash provided by financing activities for the three months ended February 28, 2009. During the three months ended February 28, 2010, the Company used $79,259 to repay bank loans and received loans from shareholders in the amount of $234,815. The net cash proceeds from financing activities for the period ended February 28, 2009 resulted from $47,682 in bank loan payments and proceeds of $149,377 from affiliated shareholders.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $2,349,108 through February 28, 2010. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including equipment related to our Telecommunications Services. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs, including our plan for expansion, at least for the next 18 months. Our cash requirements for fiscal year 2010 are estimated to be $600,000 based on our present revenues. We have short-term funding commitments of $500,000 from one of our controlling shareholders until such time the Company generates positive cash flow from operations or is able to secure alternative long-term funding through the issuance of debt and/or equity. We expect to be able to meet our current debt obligations provided that our current customer base does not decrease. At present, the Company is unable to meet its obligations under the Ericsson agreement unless it raises additional funding, and no negotiations are on-going with Ericsson at present~~.~~

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of February 28, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

/s/ Rene Arbic
Chief Executive Officer
Dated: April 14, 2010
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer
Dated: April 14, 2010
Ile des Soeurs, Quebec, Canada