Form 10-Q
period 2010-05-31
Hipso Multimedia, Inc.
filed 2010-07-20
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

On May 31, 2010, the Registrant had 58,643,504 shares of common stock, par value $0.00001 outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of May 31, 2010 (Unaudited) and
November 30, 2009	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
for the Six and Three Months Ended May 31, 2010 and 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
May 31, 2010 and 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MAY 31, 2010 (UNAUDITED) AND NOVEMBER 30, 2009

	IN US$
	May 31,	November 30,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$15,638	$-
Accounts receivable	30,739	33,391
Prepaid expenses and other current assets	3,815	3,781
Total Current Assets	50,192	37,172

FIXED ASSETS
Office and computer equipment, net	9,311	12,309

OTHER ASSETS
Deferred costs, net	162,253	202,985

Total Assets	$221,756	$252,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of loan payable to bank	$106,052	$262,722
Loan payable to shareholders	1,503,155	1,139,375
Cash overdraft	-	361
Liability for stock to be issued	87,500	40,000
Accounts payable	279,010	223,234
Accrued expenses	134,170	117,587
Total Current Liabilities	2,109,887	1,783,279

TOTAL LIABILITIES	2,109,887	1,783,279

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001, 100,000,000 shares authorized, 58,643,508 and 57,203,508 issued and outstanding at May 31, 2010 and November 30, 2009, respectively	586	572
Additional paid-in capital	803,308	668,292
Accumulated deficit	(2,621,307)	(2,138,376)
Accumulated other comprehensive income (loss)	(70,718)	(61,301)
Total Stockholders' Deficit	(1,888,131)	(1,530,813)

Total Liabilities and Stockholders' Deficit	$221,756	$252,466

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

	IN US$
	For the six months ended		For the three months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009

REVENUE	$101,017	$83,010	$53,638	$20,826

COSTS AND EXPENSES
Cost of sales	153,563	102,241	78,640	62,663
Depreciation and amortization	46,088	42,217	23,421	22,530
Administrative expenses	336,293	302,893	197,368	100,381
Total Costs and Expenses	535,944	447,351	299,429	185,574

OPERATING LOSS	(434,927)	(364,341)	(245,791)	(164,748)

NON-OPERATING INCOME (EXPENSE)
Interest income	-	2,394	-	354
Interest expense	(48,004)	(18,953)	(26,408)	(10,578)
Total Non-Operating Expense	(48,004)	(16,559)	(26,408)	(10,224)

NET LOSS	$(482,931)	$(380,900)	$(272,199)	$(174,972)

Net loss per common share (Basic and Diluted)	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding	57,849,167	55,274,279	58,396,551	55,373,508

OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) - beginning of period	$(482,931)	$(380,900)	$(272,199)	$(174,972)
Cumulative translation adjustments	(9,417)	(129,895)	(869)	(118,101)

Comprehensive income (loss) - end of period	$(492,348)	$(510,795)	$(273,068)	$(293,073)

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

	IN US$
	For the six months ended
	May 31,	May 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(482,931)	$(380,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,088	42,217
Stock based compensation and consulting services for stock	65,600	93,996
Contributed expenses by management	20,430	20,430
Changes in operating assets and liabilities:
Accounts receivable	3,489	41,571
Prepaid expenses and other current assets	(5,202)	(6,579)
Accounts payable and accrued expenses	104,268	61,440
Net cash used in operating activities	(248,258)	(127,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) in cash overdraft	(361)	-
Cash received for common stock	49,000	-
Loan payable to bank	(159,084)	(41,783)
Loan payable to shareholders	371,194	226,880
Net cash provided by financing activities	260,749	185,097

EFFECT OF EXCHANGE RATE ON CASH	3,147	(37,647)

INCREASE IN CASH	15,638	19,625
CASH, BEGINNING OF YEAR	-	19
CASH, END OF PERIOD	$15,638	$19,644

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	6,218	4,577

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

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

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred net losses of $482,931 and $380,900 for the six months ended May 31, 2010 and 2009, and has a working capital deficiency of $2,059,695 as of May 31, 2010.

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

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $20,341 at May 31, 2010.

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

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended May 31, 2010 and 2009 are included in selling and promotion expenses in the consolidated statements of operations.

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

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	May 31,	May 31,
	2010	2009

Net (loss)	$(482,931)	$(380,900)

Weighted-average common shares Outstanding (Basic)	57,849,167	55,274,279

Weighted-average common stock Equivalents
Stock options	2,140,000	1,450,000
Warrants	-	-

Weighted-average common shares Outstanding (Diluted)	59,989,167	56,724,279

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

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of May 31, 2010 and for the six months ended May 31, 2010 and 2009, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the six months ended May 31, 2009 to conform with the May 31, 2010 presentation. These reclassifications had no effect on the net loss for the six months ended May 31, 2009.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of May 31, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through July 16, 2010, the date the financial statements were issued.

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

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of May 31, 2010 (Unaudited) and November 30, 2009 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	May 31,	November 30,
		2010	2009
Computer and office equipment	5	$31,111	$30,829

Less: accumulated depreciation		21,800	18,520
Property and equipment, net		$9,311	$12,309

There was $3,137 and $2,832 charged to operations for depreciation expense for the six months ended May 31, 2010 and 2009, respectively.

NOTE 4-	DEFERRED COSTS

Deferred costs as of May 31, 2010 (Unaudited) and November 30, 2009 were as follows:

	(Unaudited)
	May 31,	November 30,
	2010	2009
Deferred Costs	$438,818	$434,831

Less: accumulated amortization	276,565	231,846
Property and equipment, net	$162,253	$202,985

There was $42,951 and $39,385 charged to operations for amortization expense for the six months ended May 31, 2010 and 2009, respectively.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 5-	RELATED PARTY LOANS

As of May 31, 2010, the four principal shareholders of the Company had advanced $1,503,155 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($143,171 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the six months ended May 31, 2010 and 2009 were $41,787 and $9,611, respectively. Accrued interest on these loans as of May 31, 2010 was $76,265.

NOTE 6-	LOAN PAYABLE - BANK

The Company had an overdraft facility with a Canadian bank for $500,000 (CDN$)) and converted this facility to an Operating Loan in April 2009. The loan is payable in monthly installments of $27,778 (CD$) through September 2010. In addition, interest will be charged at 4% over the bank’s prime lending rate and the Company will be charged monthly fees of approximately $150 per month. At May 31, 2010, the Company has $106,052 outstanding and is current on all of the interest due. The loan is personally guaranteed by three principal shareholders.

Interest expense on the loan payable / line of credit for the six months ended May 31, 2010 and 2009 were $6,218 and $9,342, respectively. There was no accrued interest outstanding as of May 31, 2010.

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

Service Agreement

In July 2009, the Company’s subsidiary, Valtech Communications, Inc. entered into a written agreement with Groupe Canvar Inc. (a related party through common ownership). The agreement provides for Groupe Canvar, Inc. to provide brochures, price lists, contact information and other literature relating to Valtech Communications, Inc. services to the tenants leasing the apartments or office space in the buildings owned by Groupe Canvar, Inc. In addition, the agreement provides for Valtech Communications, Inc. to install wiring in new and refurbished buildings owned by Canvar Group, Inc. to their server for these services. All pricing is at the same terms as those for other Valtech Communications, Inc. customers. The agreement will expire July 2010.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 7-         COMMITMENTS (CONTINUED)

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

Common Stock

As of May 31, 2010, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001.

The Company has 58,643,508 shares issued and outstanding as of May 31, 2010.

During the quarter ended May 31, 2010, the Company issued:

The Company will issue shares under a private placement memorandum dated April 5, 2010 to various individuals totaling 380,000 shares of common stock at a price of $0.125 per share ($47,500) for funds rece4ived during the quarter. These are reflected in the liability for stock to be issued. The individuals also will be issued 380,000 warrants that expire in 3 years at an exercise price of $0.20 per share. In addition, the Company issued common stock for the quarter ended May 31, 2010 at $0.14 per share for a total value of $14,000 to consultants for services rendered per their agreements; and 90,000 in the exercise of stock options for $12,600. The Company reduced an invoice for the payment of $12,600 associated with 90,000 of these options. The Company also received $24,000 for the issuance of 500,000 shares of common stock.

During the quarter ended May 31, 2010, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

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
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

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

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 8-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

Stock Options

The Company accounts for stock-based compensation using the fair value method. The fair value method requires the cost of employee services received for awards of equity instruments, such as stock options and restricted stock, to be recorded at the fair value on the date of the grant. The value of restricted stock awards, based upon market prices, is amortized over the requisite service period. The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period. During the six months ended May 31, 2010 and 2009, stock based compensation was $24,000 and $0, respectively.

In February 2010, the Company entered into a few option agreements for the issuance of options relating to various consulting agreements. The Company is obligated to issue to consultants in one agreement 270,000 options that vest evenly over a 3-month period of time at a $0.06 exercise price. The Company who is receiving the options has agreed to reduce their invoices by the cash required to exercise the options. These options expire in February 2011.

In another agreement entered into in February 2010, the Company is obligated to issue 600,000 options evenly over a 6-month period of time at a $0.06 exercise price. The Company expensed the fair value of these options ($24,000) as of May 31, 2010 to this consultant. These options also expire February 2011.

In February 2010, the Company issued 500,000 options to an individual at $0.05. The options were exercised. The Company received $25,000 for this exercise.

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

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 8-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options (Continued)

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

The Company has expensed the entire amount due to the uncertainty of the collectability of this amount. Of the 600,000 options, 50,000 options remain unexercised as of May 31, 2010.

On December 16, 2008, the Company issued 250,000 options at $0.05 ($25,000), which were expensed, and these options were exercised immediately.

The following is a summary of the outstanding stock options for the six months ended May 31, 2010 and 2009:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2009	1,450,000	$0.06	4.10	$86,500
Granted	1,370,000	0.056	1.00	77,200
Exercised	(680,000)	0.06	1.00	(36,000)
Cancelled	-	-	-
Outstanding, May 31, 2010	2,140,000	$0.06	3.015	$127,700
Exercisable, May 31, 2010	1,940,000	$0.06	3.015	$115,700

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2008	1,500,000	$0.06	4.87	$121,000
Granted	250,000	0.05	3.00
Exercised	(300,000)	(0.05)	0.00

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 8-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options (Continued)

Cancelled	-	-	-
Outstanding, May 31, 2009	1,450,000	$0.06	4.10	$58,500
Exercisable, May 31, 2009	1,400,000	$0.06	4.10	$56,000

Warrants

The Company entered into private placement agreements with various individuals in May 2010 for the issuance of 380,000 shares of common stock along with 380,000 warrants. The Company received the proceeds of $47,500 for these units. The warrants expire 3 years from issuance, at an exercise price of $0.20 per share. The warrants were valued using the black-scholes method and were recorded as additional paid in capital – warrants of $21,993. The criteria established for the valuation of these warrants were as follows: risk free interest rate – 1.25%; dividend yield – 0%; volatility – 185%. The warrants will be issued in the third quarter along with the private placements closed subsequent to May 31, 2010.

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

At May 31, 2010, deferred tax assets consist of the following:

Net operating losses	$891,244

Valuation allowance	(891,244)

$-

At May 31, 2010, the Company had a net operating loss carryforward in the approximate amount of $2,621,307, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

NOTE 9-	PROVISION FOR INCOME TAXES

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended May 31, 2010 and 2009 is summarized as follows:

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

Level 3 inputs: Instruments with primarily unobservable value drivers.

NOTE 11-	CONCENTRATION OF CREDIT RISK

On May 31, 2010, $17,718, or 35% of the Company’s accounts receivable were with two customers. This amount was with customers related to a significant shareholder of the Company. One of these two customers represented approximately 50% of the revenue for the six months ended May 31, 2010. This customer is considered a major customer of the Company.

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

NOTE 12-	SUBSEQUENT EVENTS

The Company subsequent to May 31, 2010, closed on additional private placements for the issuance of 894,256 units consisting of 894,256 shares of common stock and 894,256 warrants. The Company raised $111,782 (at $0.125 per unit) in these agreements.

On June 15, 2010, the Company entered into an Engagement Agreement with DME Securities LLC (“DME”) to raise $10,000,000 in debt or equity financing on a best efforts basis. The Engagement Agreement terminates on May 31, 2011 and the Company is responsible to pay a 10% success fee upon the successful completion of the Placement of funds. DME is also to receive Placement Agent Warrants upon the Placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION S AND FINANCIAL CONDITIONS

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

As of May 31, 2010, the Company had 485 customers. During the six-month period ended May 31, 2010, approximately 50% of our revenues were generated by one customer and this customer is considered a major customer of the Company.

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

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of six months or less, to be cash equivalents. On May 31, 2010, the Company had $15,638 in cash.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had no bad debt expenses at the end of May 31, 2010. The Company accounts receivable on May 31, 2010 was $30,739 compared to $33,391 on November 30, 2009.

Deferred Costs. The Company's deferred development costs were $438,818 at May 31, 2010 and $434,831 at November 30, 2009. The Company recorded $276,565 amortization expense as of May 31, 2010 and $231,846 as of November 30, 2009. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

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

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. As of May 31, 2010, the Company had $9,311 of equipment and $12,309 as of November 30, 2009. This decrease represents the depreciation of existing equipment.

Results of Operations For the Six Months Ended May 31, 2010 and May 31, 2009

Revenues: Revenue for the six-month period ended May 31, 2010 was $101,017 compared to $83,010 for six months ended May 31, 2009. The Company's revenues increased by $18,007 which represents a 21.7% increase from the same period in the prior year. The Company's increase in revenue is principally due to the installation of its triple-play services to additional customers. The Company started new installations of its Telecommunication Services during the period ended May 31, 2010.

Cost of Sales: Cost of Sales for the six months ended May 31, 2010 was $153,563 compared to $102,241 for the six months ended May 31, 2009. The Company's cost of sales increase was $51,322 which represents a 50.2% increase from the same period in the prior year and was due to higher costs associated with increased revenues and marketing and sales expense.

Depreciation and Amortization: For the six-month period ended May 31, 2010 we recorded $46,088 in depreciation and amortization expenses compared to $42,217 during the six months ended May 31, 2009.

General and Administrative Expenses: General and Administrative Expenses for the six-month period ended May 31, 2010 was $336,293 compared to $302,893 for the six months ended May 31, 2009. The Company's general and administrative expenses increase was $33,400, which represents a 11% increase from the same period in the prior year and was mainly due to lower costs related to non-cash compensation expenses.

Interest Income: Interest Income for the six months ended May 31, 2010 was zero compared to $2,394 interest income during the six months ended May 31, 2009. The interest income was due to loans received from shareholders during the six-month period ended May 31, 2009.

Interest Expense: The Company's interest expense for the six month period was $48,004 compared to $18,953 interest expense during the same period in the prior year. This increase was the direct result of an increase in loans payable to shareholders from $1,139,375 at May 31, 2009 to $1,503,155 at May 31, 2010.

Liquidity and Capital Resources

As of May 31, 2010, we had total cash resources of $15,638 compared to -0- at May 31, 2009. During the six months ended May 31, 2010 and May 31, 2009, net cash used in operating activities was $248,258 and $127,825, respectively. This cash was used to fund our operations for the respective periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

During the six-month periods ended May 31, 2010 and 2009, we had no investing activities.

Net cash provided by financing activities was $260,749 for the six months ended May 31, 2010 compared to $185,097 in net cash provided by financing activities for the six months ended May 31, 2009. During the six months ended May 31, 2010, the Company used $159,084 to repay bank loans and received loans from shareholders in the amount of $371,194. The net cash proceeds from financing activities for the period ended May 31, 2009 resulted from $41,783 in bank loan payments and proceeds of $226,880 from affiliated shareholders.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $2,621,307 through May 31, 2010. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including equipment related to our Telecommunications Services. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs, including our plan for expansion, at least for the next 18 months. Our cash requirements for fiscal year 2010 are estimated to be $600,000 based on our present revenues. We have short-term funding commitments of $500,000 from one of our controlling shareholders until such time the Company generates positive cash flow from operations or is able to secure alternative long-term funding through the issuance of debt and/or equity. We expect to be able to meet our current debt obligations provided that our current customer base does not decrease. At present, the Company is unable to meet its obligations under the Ericsson agreement unless it raises additional funding, and no negotiations are on-going with Ericsson at present ~~.~~

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of May 31, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company will issue shares under a private placement memorandum dated April 5, 2010 to various individuals totaling 380,000 shares of common stock at a price of $0.125 per share ($47,500) for funds received during the quarter. These are reflected in the liability for stock to be issued. The individuals also will be issued 380,000 warrants that expire in 3 years at an exercise price of $0.20 per share. In addition, the Company issued common stock for the quarter ended May 31, 2010 at $0.14 per share for a total value of $14,000 to consultants for services rendered per their agreements; and 90,000 in the exercise of stock options for $12,600. The Company reduced an invoice for the payment of $12,600 associated with 90,000 of these options. The Company also received $24,000 for the issuance of 500,000 shares of common stock. The use of proceeds from these transactions was for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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
Dated: July 20, 2010
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer
Dated: July 20, 2010
Ile des Soeurs, Quebec, Canada