Form 10-Q
period 2010-08-31
Hipso Multimedia, Inc.
filed 2010-10-15
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

On October 14, 2010, the Registrant had 58,643,508 shares of common stock, par value $0.00001 outstanding.

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

Condensed Consolidated Balance Sheets as of August 31, 2010 (Unaudited) and November 30, 2009
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended August 31, 2010 and 2009 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2010 and 2009 (Unaudited)
Notes to Condensed Consolidated Financial Statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets Back to Table of Contents
August 31, 2010 (Unaudited) and November 30, 2009

	In US$
	August 31, 2010	November 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$28,301	$-
Accounts receivable	37,151	33,391
Prepaid expenses and other current assets	3,757	3,781
Total current assets	69,209	37,172

Fixed assets:
Office and computer equipment, net	7,638	12,309

Other assets:
Deferred costs, net	138,790	202,985

Total assets	$215,637	$252,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of loan payable to bank	$26,109	$262,722
Loan payable to shareholders	1,536,765	1,139,375
Cash overdraft	-	361
Liability for stock to be issued	329,282	40,000
Accounts payable	239,786	223,234
Accrued expenses	166,264	117,587
Total current liabilities	2,298,206	1,783,279

Total liabilities	2,298,206	1,783,279

Stockholders' deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized;
58,643,508 and 57,203,508 shares issued and outstanding
at August 31, 2010 and November 30, 2009, respectively	586	572
Additional paid-in capital	825,523	668,292
Accumulated deficit	(2,867,670)	(2,138,376)
Accumulated other comprehensive income (loss)	(41,008)	(61,301)
Total stockholders' deficit	(2,082,569)	(1,530,813)
Total liabilities and stockholders' deficit	$215,637	$252,466

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (loss) Back to Table of Contents
For the Nine and Three Months Ended August 31, 2010 and 2009 (Unaudited)

	In US$
	For the nine months ended		For the three months ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009

Revenue	$147,454	$138,109	$46,437	$55,099
Costs and expenses:
Cost of sales	262,955	189,108	109,392	86,867
Depreciation and amortization	68,983	63,737	22,895	21,520
Administrative expenses	470,053	636,694	133,760	333,801
Total costs and expenses	801,991	889,539	266,047	442,188
Operating loss	(654,537)	(751,430)	(219,610)	(387,089)

Non-Operating Income (Expenses):
Interest income	-	2,400	-	6
Interest expense	(74,758)	(33,157)	(26,754)	(14,204)
Total Non-Operating Expense	(74,758)	(30,757)	(26,754)	(14,198)

Net loss	$(729,295)	$(782,187)	$(246,364)	$(401,287)

Net loss per common share (Basic and Diluted)	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding	58,115,880	55,613,800	58,643,508	56,286,551

Other Comprehensive Income (Loss):
Comprehensive income (loss) - beginning of period	$(729,295)	$(782,187)	$(246,364)	$(401,287)
Cumulative translation adjustments	20,293	(128,645)	29,710	1,250
Comprehensive income (loss) - end of period	$(709,002)	$(910,832)	$(216,654)	$(400,037)

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows Back to Table of Contents
For the Nine Months Ended August 31, 2010 and 2009 (Unaudited)

	in US$
	For the nine months ended
	August 31, 2010	August 31, 2009

Net loss
	$(729,295)	$(782,187)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	68,983	63,737
Stock based compensation and stock issued for services	77,600	264,253
Contributed expenses by management	30,645	30,645
Changes in operating assets and liabilities:
Accounts receivable	(3,445)	41,637
Prepaid expenses and other current assets	34,633	(826)
Accounts payable and accrued expenses	303,513	106,038
Net cash used in operating activities	(217,366)	(276,703)

Cash flows from financing activities:
Increase (decrease) in cash overdraft	(361)	2,841
Cash received for stock to be issued	49,000	65,000
Loan payable to bank	(234,985)	(117,701)
Loan payable to shareholder	421,927	366,121
Net cash provided by financing activities	235,581	316,261

Effect of exchange rate on cash	10,086	(39,577)

Increase (decrease) in cash	28,301	(19)
Cash - beginning of year	-	19
Cash - end of period	$28,301	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	7,563	15,250

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
FOR THE NINE MONTHS ENDED AUGUST 31, 2010 AND 2009 (Unaudited)

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred net losses of $729,295 and $782,187 for the nine months ended August 31, 2010 and 2009, and has a working capital deficiency of $2,228,997 as of August 31, 2010.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $23,819 at August 31, 2010.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended August 31, 2010 and 2009 are included in selling and promotion expenses in the consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	August 31, 2010	August 31, 2009

Net loss	$(729,295)	$(782,187)

Weighted-average common shares outstanding (basic)	58,115,880	55,613,800
Weighted-average common stock equivalents
Stock options	2,140,000	1,450,000
Warrants	-	-
Weighted-average common shares outstanding (diluted)	60,255,880	57,063,800

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of August 31, 2010 and for the nine months ended August 31, 2010 and 2009, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the nine months ended August 31, 2009 to conform with the August 31, 2010 presentation. These reclassifications had no effect on the net loss for the nine months ended August 31, 2009.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of August 31, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

NOTE 3 - FIXED ASSETS

Fixed assets as of August 31, 2010 (Unaudited) and November 30, 2009 were as follows:
	Estimated Useful	(Unaudited)
	Lives (Years)	August 31 2010	November 30, 2009
Computer and office equipment	5	$30,638	$30,829
Less: accumulated depreciation		23,000	18,520
Property and equipment, net		$7,638	$12,309

There was $4,694 and $4,297 charged to operations for depreciation expense for the nine months ended August 31, 2010 and 2009, respectively.

NOTE 4 - DEFERRED COSTS

Deferred costs as of August 31, 2010 (Unaudited) and November 30, 2009 were as follows:
	(Unaudited)
	August 31, 2010	November 30, 2009
Deferred Costs	$432,136	$434,831
Less: accumulated depreciation	293,346	231,846
Property and equipment, net	$138,790	$202,985

There was $64,289 and $59,439 charged to operations for amortization expense for the nine months ended August 31, 2010 and 2009, respectively.

NOTE 5 - RELATED PARTY LOANS

As of August 31, 2010, the four principal shareholders of the Company had advanced $1,536,765 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($140,991 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the nine months ended August 31, 2010 and 2009 were $67,195 and $17,907, respectively. Accrued interest on these loans as of August 31, 2010 was $100,101.

NOTE 6 - LOAN PAYABLE - BANK

The Company had an overdraft facility with a Canadian bank for $500,000 (CDN$)) and converted this facility to an Operating Loan in April 2009. The loan is payable in monthly installments of $27,778 (CD$) through September 2010. In addition, interest will be charged at 4% over the bank’s prime lending rate and the Company will be charged monthly fees of approximately $150 per month. At August 31, 2010, the Company has $26,109 outstanding and is current on all of the interest due. The loan is personally guaranteed by three principal shareholders.

Interest expense on the loan payable / line of credit for the nine months ended August 31, 2010 and 2009 were $7,563 and $15,250, respectively. There was no accrued interest outstanding as of August 31, 2010.

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

Service Agreement

In July 2009, the Company’s subsidiary, Valtech Communications, Inc. entered into a written agreement with Groupe Canvar Inc. (a related party through common ownership). The agreement provides for Groupe Canvar, Inc. to provide brochures, price lists, contact information and other literature relating to Valtech Communications, Inc. services to the tenants leasing the apartments or office space in the buildings owned by Groupe Canvar, Inc. In addition, the agreement provides for Valtech Communications, Inc. to install wiring in new and refurbished buildings owned by Groupe Canvar, Inc. to their server for these services. All pricing is at the same terms as those for Valtech Communications, Inc. other customers. The agreement was to expire July 2010, and was extended for another two years through July 2012.

Financing Agreement

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

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of August 31, 2010, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001.

The Company has 58,643,508 shares issued and outstanding as of August 31, 2010.

During the quarter ended August 31, 2010, the Company issued:

The Company will issue shares under a private placement memorandum dated April 5, 2010 to various individuals totaling 1,934,256 shares of common stock at a price of $0.125 per share ($241,782) for funds received during the quarter. These are reflected in the liability for stock to be issued. The individuals also will be issued 1,934,256 warrants that expire in 3 years at an exercise price of $0.20 per share.

During the quarter ended August 31, 2010, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

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

Stock Options

The Company accounts for stock-based compensation using the fair value method. The fair value method requires the cost of employee services received for awards of equity instruments, such as stock options and restricted stock, to be recorded at the fair value on the date of the grant. The value of restricted stock awards, based upon market prices, is amortized over the requisite service period. The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period. During the nine months ended August 31, 2010 and 2009, stock based compensation was $36,000 and $0, respectively.

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

In another agreement entered into in February 2010, the Company is obligated to issue 600,000 options evenly over a 6-month period of time at a $0.06 exercise price. The Company expensed the fair value of these options ($36,000) as of August 31, 2010 to this consultant. These options also expire February 2011.

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

On December 16, 2008, the Company issued 250,000 options at $0.05 ($25,000), which were expensed, and these options were exercised immediately.

The following is a summary of the outstanding stock options for the nine months ended August 31, 2010 and 2009:
	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2009	1,450,000	$0.06	4.10	$86,500
Granted	1,370,000	0.056	1.00	77,200
Exercised	(680,000)	0.06	1.00	(36,000)
Cancelled	-	-	-	-
Outstanding, August 31, 2010	2,140,000	$0.06	3.015	$127,700
Exercisable, August 31, 2010	2,140,000	$0.06	3.015	$127,700

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2008	1,500,000	$0.06	4.87	$121,000
Granted	250,000	0.05	3.00
Exercised	(300,000)	(0.05)	0.00
Cancelled	-	-	-	-
Outstanding, August 31, 2009	1,450,000	$0.06	4.10	$58,500
Exercisable, August 31, 2009	1,400,000	$0.06	4.10	$56,000

Warrants

The Company entered into private placement agreements with various individuals through August 2010 for the issuance of 2,314,256 shares of common stock along with 2,314,256 warrants. The Company received the proceeds of $289,282 for these units. The warrants expire 3 years from issuance, at an exercise price of $0.20 per share. The warrants were valued using the black-scholes method and were recorded as additional paid in capital – warrants of $133,938. The criteria established for the valuation of these warrants were as follows: risk free interest rate – 1.25%; dividend yield – 0%; volatility – 185%. The warrants will be issued in the fourth quarter along with the private placements closed subsequent to August 31, 2010.

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

At August 31, 2010, deferred tax assets consist of the following:

Net operating losses	$975,008
Valuation allowance	(975,008)
$-

At August 31, 2010, the Company had a net operating loss carryforward in the approximate amount of $2,867,670, available to offset future taxable income through 2030. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended August 31, 2010 and 2009 is summarized as follows:

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

NOTE 11 - CONCENTRATION OF CREDIT RISK

On August 31, 2010, $22,147, or 37% of the Company’s accounts receivable was with one customer. This customer represented approximately 50% of the revenue for the nine months ended August 31, 2010. This customer is considered a major customer of the Company.

On August 31, 2009, $17,521, or 56% of the Company’s accounts receivable were with three customers. Of this amount, $5,427, or 18%, was with a customer related to a significant shareholder of the Company.

NOTE 12 - SUBSEQUENT EVENTS

The Company in September 2010, closed on additional private placements for the issuance of 400,000 units consisting of 400,000 shares of common stock and 400,000 warrants. The Company raised $50,000 (at $0.125 per unit) in these agreements.

The Company’s Board of Directors in September 2010 approved the issuance of 3,050,000 shares of common stock to convert $122,200 of loans payable to shareholders.

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

As of August 31, 2010, the Company had approximately 485 customers. During the nine-month period ended August 31, 2010, approximately 50% of our revenues were generated by one customer and this customer is considered a major customer of the Company.

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

We believe that the our negative cash flow from operations will decrease steadily as our subscriber base increases. While we have a commitment from a principal shareholder to provide funding until we achieve positive cash flow from operations, if our affiliated control shareholder ceases to provide short-term interim funding through loans to expand our business, the Company may experience reduced growth in its revenues.

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

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of six months or less, to be cash equivalents. On August 31, 2010, the Company had $28,301 in cash.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company made an allowance for doubtful accounts of $23,819 at August 31, 2010. The Company accounts receivable on August 31, 2010 was $37,151 compared to $33,391 on November 30, 2009.

Deferred Costs. The Company's deferred development costs were $432,136 at August 31, 2010 and $434,831 at November 30, 2009. The Company recorded $293,346 amortization expenses as of August 31, 2010 and $231,846 as of November 30, 2009. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

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

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. As of August 31, 2010, the Company had $7,638 of equipment and $12,309 as of November 30, 2009. This decrease represents the depreciation of existing equipment.

Results of Operations For the Nine Months Ended August 31, 2010 and August 31, 2009

Revenues: Revenues for the nine-month period ended August 31, 2010 were $147,454 compared to $138,109 for the nine months ended August 31, 2009. The Company's revenues increased by $9,345, which represents a 6.8% increase from the same period in the prior year. The Company's increase in revenue was principally due to the installation of its triple-play services to additional customers. The Company started new installations of its Telecommunication Services during the period ended August 31, 2010.

Cost of Sales: Cost of sales for the nine months ended August 31, 2010 were $262,955 compared to $189,108 for the nine months ended August 31, 2009. The Company's cost of sales increased by $73,847, which represents a 39% increase from the same period in the prior year and was due to higher costs associated with increased revenues and marketing and sales expenses.

Depreciation and Amortization: For the nine-month period ended August 31, 2010, we recorded $68,983 in depreciation and amortization expenses compared to $63,737 during the nine months ended August 31, 2009.

General and Administrative Expenses: General and administrative expenses for the nine-month period ended August 31, 2010 were $470,053 compared to $636,694 for the nine months ended August 31, 2009. The Company's general and administrative expenses decreased by $166,641, which represents a 26% decrease from the same period in the prior year and was mainly due to lower costs related to our non-cash compensation expenses.

Interest Income: Interest income for the nine months ended August 31, 2010 was zero compared to $2,400 interest income during the nine months ended August 31, 2009. The interest income was related to interest bearing accounts.

Interest Expense: The Company's interest expenses for the nine-month period were $74,758 compared to $33,157 in interest expenses during the same period in the prior year. This increase was the direct result of an increase in loans payable to shareholders from $1,139,375 at November 30, 2009 to $1,536,765 at August 31, 2010.

Liquidity and Capital Resources

As of August 31, 2010, we had total cash resources of $28,301 compared to zero cash at November 30, 2009. During the nine months ended August 31, 2010 and 2009, our net cash used in operating activities was $217,366 and $276,703, respectively. Our negative cash flow from operations during the nine-month period ended August 31, 2010 was offset by $68,983 in non-cash depreciation and amortization costs, $77,600 in non-cash compensation costs and $30,645 in expenses contributed by management. During the nine months ended August 31, 2010, our accounts receivable increased by $3,445, prepaid expenses and other current assets increased by $34,633 and accounts payable and accrued expenses increased by $303,513.

During the nine-month periods ended August 31, 2010 and 2009, we had no investing activities.

Net cash provided by financing activities was $235,581 for the nine months ended August 31, 2010 compared to $316,261 in net cash provided by financing activities during the nine months ended August 31, 2009. During the nine months ended August 31, 2010, the Company used $234,985 to repay bank loans and received loans from shareholders in the amount of $421,927. The Company raised $49,000 in proceeds from the issuance of common stock. The net cash proceeds from financing activities during the period ended August 31, 2009 resulted in principal from $117,701 in bank loan payments, proceeds of $366,121 from affiliated shareholders and proceeds of $65,000 from the issuance of common stock.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $2,867,670 through August 31, 2010. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including equipment related to our Telecommunications Services. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs, including our plan for expansion, at least for the next 18 months. Our cash requirements for fiscal year 2010 are estimated to be $600,000 based on our present revenues. We have short-term funding commitments of $500,000 from one of our controlling shareholders until such time the Company generates positive cash flow from operations or is able to secure alternative long-term funding through the issuance of debt and/or equity. We expect to be able to meet our current debt obligations provided that our current customer base does not decrease. At present, the Company is unable to meet its obligations under the Ericsson agreement unless it raises additional funding, and no negotiations are on-going with Ericsson at present ~~.~~

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of August 31, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Company has initiated litigation against two former consultants in the Circuit Court of the 17 Judicial Circuit, Broward County, Florida. In 2008, the Company entered into a consulting contract with two individuals to prepare a formal valuation of the Company’s business including marketing, sales, information management, and a customer service plan. The consulting agreement provides for the issuance of 600,000 restricted common shares and the issuance of 2,400,000 stock options of which 1,000,000 options were exercised.

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
Dated: October 15, 2010
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer
Dated: October 15, 2010
Ile des Soeurs, Quebec, Canada