Form 10-K
period 2010-11-30
Hipso Multimedia, Inc.
filed 2011-03-09
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________________

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On November 30, 2010, the aggregate market value of the 14,257,410 common stock held by non-affiliates of the Registrant was approximately $1,425,741. On November 30, 2010, the Registrant had 62,597,764 shares of common stock issued and outstanding.

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

The Company's common stock is subject to quotation on the FINRA OTCBB under the symbol “HPSO.”

Valtech is offering and delivering high speed internet, telephone and high definition TV in one package to over 1,500 subscribers on a recurring revenue model. The Company leases fiber optic bandwith from an unaffiliated suppliers at competetive rates. These suppliers directly connect our technical center to the various buildings we serve. These fiber optic pairs are delivered to the meet-me point where we cross connect to the Valtech internal building network. We initially targeted the multi-dwelling unit (MDU) market in the greater Montreal, Canada area. The Company offers its retail customers a bundled package including IP telephony, internet bandwidth in 5 and 10 megabytes per second (Mbps) increments to a maximum of 50 Mbps, and 83 television channels. In addition to marketing our services to the MDU market, we also offer our services to real estate businesses, hotels, hospital and retirements homes The Company's services are marketed through its website, valtech.ca, as well as through advertisements in print media and direct mailings.

We are now launching the second phase of its international business plan. We have completed the design and engineering of the next phase of the network deployment. The Company is in the process of expanding its business from being a retail “triple play” service provider to additionally becoming a wholesale supplier of IPTV (Internet Protocol Television) services to thousands of North American ISP’s (Internet Service Providers) and small rural telecommunication companies that currently are unable to offer these services to their customer base. The Company is currently in negotiations with service providers for long-term delivery of IPTV services. In addition, the Company has secured a North American distributor license agreement from Oriana Technologies, the licensee of “Select TV S.A.”, for the distribution of the most advanced IP Set top box available on the market.

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

Employees

We currently have approximately 4 full employees, including our president, and two part-time per diem installers for our Telecommunication Services and equipment.

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

Major Customers

As of November 30, 2010, the Company had 1,500 customers. During the year ended 2010, 56% of our revenues were generated by one major customer.

Government Regulation

The Company’s business is not subject to any governmental regulation.

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS Back to Table of Contents

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K for the year ended November 30, 2010.

This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

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

The Company has lost money in every quarter since the inception of its business. As of November 30, 2010, our accumulated loss was $3,290,211. The four principal shareholders of the Company had advanced $1,697,980 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) or (US$141,870. The loans have no specific terms of repayment and are unsecured. Interest expense for the years ended November 30, 2010 and 2009 were $120,775 and $30,879, respectively. Accrued interest on these loans as of November 30, 2010 and 2009 were $157,075 and $34,597, respectively.

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

Valtech is dependent upon one major customer representing 56% of the Company's revenues in fiscal year 2010. Two customers accounted for approximately 39% of the Company’s accounts receivable at November 30, 2010. However, as Valtech completes each installation of its equipment in the residences and business facilities of individual retail customers, the individual customers become the customer and are billed directly. As a result, in future periods the Company’s dependence on one or more major customers should decline.

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

As of November 30, 2010, the four principal shareholders of the Company had advanced $1,697,980 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($141,870 (US$)). The loans have no specific terms of repayment and are unsecured.

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

Our common stock became eligible for quotation on the FINRA OTCBB under the symbol “HPSO” on August 8, 2008. Further, there can be no assurance regarding the market price of our shares. In addition, the liquidity of any trading market in our common stock, and the market price quoted for the shares of common stock, may be adversely affected by changes in the overall market for securities generally and by changes in our financial performance or prospects for companies in our industry generally. As a result, you cannot be sure that an active trading market will develop or be sustained for our shares.

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

Possible Issuance of Additional Securities.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.00001. As of November 30, 2010, we had 62,597,764 shares of common stock issued and outstanding. We may issue additional shares of common stock in connection with any financing activities, as compensation for services or in connection with any future acquisitions. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.

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

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

On April 7, 2008, the Company entered into a consulting agreement with Thomas Klein and Arshad Shaw (the “Consultants”), pursuant to which each Consultant was issued 300,000 restricted shares of the Company’s common stock, granted options to purchase 500,000 shares and options to purchase additional shares during the period commencing May 1, 2008 through October 1, 2008. As a result of the failure of Consultants to provide the services required under the consulting agreement, the Company terminated the consulting agreement on August 28, 2008.

The Company commenced a lawsuit against the Consultants and the former transfer agent for its common stock and filed an amended complaint on February 3, 2009, alleging, among other things, non-performance by the Consultants of their obligations under the consulting agreement and their failure to pay for the initial 500,000 options that each exercised.

On August 30, 2009, the Court entered a default judgment against the defendants which provide for an injunction against the transfer agent ordering it not to lift restrictions on the certificates evidencing the 300,000 restricted shares of common stock issued to and the 500,000 shares underlying the options granted to each Consultant. On January 26, 2011, the successor transfer agent cancelled the restricted shares in the Consultants’ names. On March 1, 2011, attorneys for the Consultants filed a motion seeking legal fess from the Company not to exceed $1,762.50.

The Company is not a party to any other litigation and does not believe that any litigation is pending or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the FINRA OTCBB under the symbol HPSO. To the best knowledge of the Registrant, there has been no liquid trading market for the Registrant's common stock since its registration statement was declared effective. The following table shows the high and low bid prices for the Registrant's common stock during the last three fiscal years as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	High	Low	High	Low	High	Low
First Quarter ended February 28,	$0.12	$0.04	$1.29	$0.09	$0.09	$0.05
Second Quarter ended May 31,	$0.18	$0.09	$0.25	$0.06	$0.19	$0.02
Third Quarter ended August 31,	$0.15	$0.10	$0.16	$0.06	$0.18	$0.01
Fourth Quarter ended November 30,	$0.16	$0.09	$0.13	$0.04	$0.19	$0.07

Approximate Number of Holders of Common Stock: On November 30, 2010, there were approximately 25 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Registrant's board of director approved an equity compensation plan under which 3,000,000 shares of our common stock is authorized for issuance. No shares have been issued under such plan as of the filing of this mended annual report for the year ended November 30, 2010.

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

Date of Issuance	Name	No. of Shares	Consideration	Exemption
05/01/2007	Doughlas Jordan	100,000	Private placement valued at $10,000	Section 4(2)
05/01/2007	Vincent DiGaetano	100,000	For services valued at $10,000	Section 4(2)
03/13/2008	Antonio P. Moura	120,000	For services valued at $7,200	Section 4(2)
03/13/2008	Joel Pensley	583,500	For services valued at $35,010	Section 4(2)
09/30/2008	Gaetan Fontaine	50,000	For services valued at $1,993	Section 4(2)
02/13/2009	Joel Pensley	85,000	For services valued at $14,450	Section 4(2)
06/17/2009	Joel Pensley	100,000	For services valued at $16,000	Section 4(2)
06/15/2009	Maureen Abato	100,000	For services valued at $16,000	Section 4(2)
07/02/2009	Claude Gendron	900,000	For services valued at $135,000	Section 4(2)
01/21/2009	Rene Arbic	100,000	For services as officer valued at $21,000	Section 4(2)
01/29/2009	Joel Pensley, Esq.	85,000	For services valued at $13,990	Section 4(2)
12/19/2008	Dan Ryan	200,000	Exercise of options in exchange for $37,500	Section 4(2)
02/13/2009	Dan Ryan	50,000	Exercise of options in exchange for $7,000	Section 4(2)
06/15/2009	Claude Gendron	300,000	For services valued at $48,000	Section 4(2)
09/05/2009	Marc Chabot	250,000	Private placement valued at $25,000	Section 4(2)
09/21/2009	MLCIA Publication	180,000	For services valued at $18,900	Section 4(2)
02/10/2010	Harold Gervais	125,000	For services valued at $7,500	Section 4(2)
02/10/2010	Daniel Ringuet	90,000	Exercise of options in exchange for $5,400	Section 4(2)
02/10/2010	Daniel Ringuet	10,000	For services valued at $600	Section 4(2)
02/10/2010	Solnex Inc.	25,000	For services valued at $1,500	Section 4(2)
02/23/2010	Joel Pensley	500,000	Exercise of options in exchange for $25,000	Section 4(2)
04/01/2010	Claude Gendron	500,000	Private placement valued at $24,000	Section 4(2)
04/08/2010	Daniel Ringuet	90,000	Exercise of options in exchange for $12,600	Section 4(2)
04/08/2010	Solnex Inc.	25,000	For services valued at $3,500	Section 4(2)
04/08/2010	Harold Gervais	75,000	For services valued at $10,500	Section 4(2)
05/21/2010	Guylain Pelletier	400,000	Convertion of $50,000 of debt into equity	Section 4(2)
05/28/2010	Gaetan Giguere	80,000	Convertion of $10,000 of debt into equity	Section 4(2)
06/01/2010	Michael Price	200,000	Convertion of $25,000 of debt into equity	Section 4(2)
06/09/2010	David Cleale	160,000	Convertion of $20,000 of debt into equity	Section 4(2)
06/18/2010	David Oliver-Trottier	64,000	Convertion of $8,000 of debt into equity	Section 4(2)
06/25/2010	Rene Mathieu	270,256	Convertion of $33,800 of debt into equity	Section 4(2)
06/25/2010	Leandre Vachon	160,000	Convertion of $20,000 of debt into equity	Section 4(2)
06/25/2010	Julee Pare	80,000	Convertion of $10,000 of debt into equity	Section 4(2)
07/02/2010	Charles Rancourt	200,000	Convertion of $25,000 of debt into equity	Section 4(2)
07/02/2010	Jean Boissonneault	120,000	Convertion of $15,000 of debt into equity	Section 4(2)
07/22/2010	Richard Chevenal	200,000	Convertion of $25,000 of debt into equity	Section 4(2)
07/15/2010	Sylvie Vachon	80,000	Convertion of $10,000 of debt into equity	Section 4(2)
07/16/2010	Hugues Pomerleau	200,000	Convertion of $25,000 of debt into equity	Section 4(2)
07/16/2010	Dave Jacques	80,000	Convertion of $10,000 of debt into equity	Section 4(2)
08/06/2010	Eric Lessard	120,000	Convertion of $15,000 of debt into equity	Section 4(2)
09/01/2010	Peter John Burningham	100,000	Convertion of $12,500 of debt into equity	Section 4(2)
09/01/2010	Gilles Lamarche	150,000	For services valued at $9,000	Section 4(2)
09/01/2010	Benoit Desmeules	100,000	For services valued at $6,000	Section 4(2)
09/01/2010	Jean-Rene Lemieux	50,000	For services valued at $3,000	Section 4(2)
11/15/2010	Constellation Asset Management	570,000	For services valued at $68,400	Section 4(2)
11/15/2010	Jens Dalsgaard	570,000	For services valued at $68,400	Section 4(2)

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

Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	-0-	-0-	3,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	3,000,000

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Operating Results Data:	2010	2009
Revenues	$188,908	$194,666
Net loss	(1,151,835)	(1,020,623)
Net loss per basic common shareholder	(0.02)	(0.02)
Basic weighted average common shares	58,431,597	56,073,152

Financial Position Data:
Total assets	168,732	252,466
Total liabilities	2,223,045	1,783,279
Stockholders' deficit	(2,054,313)	(1,530,813)

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

As of November 30, 2010, the Company had 212 customers. During the year ended 2010, 56% of our revenues were generated by one major customers.

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

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. On November 30, 2010, the Company had $13,005 in cash and cash equivalents. At November 30, 2009, the company had no cash.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had $9,807 bad debt expenses at the end of November 30, 2010 compared to none in 2009. The Company accounts receivable for the years ended November 30, 2010 and 2009 were $18,319 and $33,391, respectively.

Deferred Costs. The Company's deferred development costs were $447,934 at November 30, 2010 and $434,831 at November 30, 2009. The Company recorded $325,830 amortization expense for the year ended November 30, 2010 and $231,846 for the year ended November 30, 2009 reflecting increased volume of installation costs. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

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

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. The Company for the year ended November 30, 2010 had equipment valued at $6,329 and $12,309 for the year ended November 30, 2009. This decrease represents the depreciation of existing equipment.

Results of Operations.

Comparison of the years ended November 30, 2010 and 2009

Revenues: Our wholly-owned sunsidiary Valtech accounted for one hundred per cent (100%) of revenues for November 30, 2010 and 2010, respectively. Our revenues for the year ended November 30, 2010 were $188,908 compared to $194,666 for year ended November 30, 2009. The Company's revenues decreased by $5,758, which represents a 2.96% decrease from the prior year.  The Company's decrease in revenues is mainly attributable to the general economic downturn in the construction business.

Cost of Sales: Cost of Sales for the year ended November 30, 2010 was $362,309 compared to $283,484 for year ended November 30, 2009. The Company's cost of sales increase was $78,825, which represents a 27.8% increase from prior year. Thus, the increase in the cost of sales was directly related to the increase in wirings and installations as well as equipment, such as set top boxes.

Depreciation and Amortization: For the year ended November 30, 2010 we recorded $92,446 in depreciation and amortization expenses compared to $86,085 during the year ended November 30, 2009.

General and Administrative Expenses: General and Administrative Expenses for the year ended November 30, 2010 was $757,481 compared to $797,079 for year ended November 30, 2009. The Company's general and administrative expenses decrease was $39,598, which represents a 4.97% decrease from the prior year mainly due to decreased non-cash compensation expenses.

Interest Income: Interest Income for the year ended November 30, 2010 was $0 compared to $2,400 for the year ended November 30, 2009.

Interest Expense: The Company's interest expense for the year ended November 30, 2010 was $128,507 compared to $51,041 for year ended November 30, 2009. The increase of $77,466 represents a 152% increase and was the direct result of increases in related party loans and related interest payments.

Liquidity and Capital Resources

During the year ended November 30, 2010, our net cash increase by $13,005. During the year ended November 30, 2010 and 2009, net cash used in operating activities was $591,945 and $345,944, respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

We had no investing activities in the years ended November 30, 2010 and 2009.

Net cash provided by financing activities was $609,914 for the year ended November 30, 2010 compared to $403,500 net cash provided by financing activities for the year ended November 30, 2009. The net cash provided by financing activities for the year ended November 30, 2010 resulted from proceeds of $338,282 related to the issuance of stock, proceeds of $542,632 in loans from affiliated shareholders offset by $270,639 in repayments of a bank loan. The net cash provided by financing activities for the year ended November 30, 2009 resulted from proceeds of $25,000 related to the issuance of stock, proceeds of $578,859 in loans from affiliated shareholders offset by $200,720 in repayments of a bank loan.

The Company repaid its credit line with the National Bank of Canada in September 2010. Interest expense on the line of credit for the year ended November 30, 2010 was $7,732. There was no accrued interest outstanding as of November 30, 2010.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have qualified our audit opinion for the year ended November 30, 2010 based on going concern.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $3,290,211 through November 30, 2010. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including equipment related to our Telecommunications Services. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs, including our plan for expansion, at least for the next 18 months. Our cash requirements for fiscal year 2011 are estimated to be $600,000 based on our present revenues. We have short-term funding commitments of $500,000 from one of our controlling shareholders until such time the Company generates positive cash flow from operations or is able to secure alternative long-term funding through the issuance of debt and/or equity. We expect to be able to meet our current debt obligations provided that our current customer base does not decrease. At present, the Company is unable to meet its obligations under the Ericsson agreemet unless it raises additional funding, and no negotiations are on-going with Ericsson at present~~.~~

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

Effect of Exchange Rate on Cash.

During 2010, the Company reported a loss of $4,964 due to changes in the exchange rate compared to a loss of $57,575 in 2009. A loss reflects an increase in the value of the Canadian dollar as compared to the United States dollar.

Cash end of Year. The Company's cash increased by $13,005 to $13,005 at the end of November 30, 2010 compared to a decrease of $19 to $0 at the end of November 30, 2009.

Off-Balance Sheet Arrangements

As of November 30, 2010 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

ITEM 7A.  QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

Report of independent registered public accounting firm Back to Table of Contents

Board of Directors
HIPSO Multimedia, Inc.
Montreal, CANADA

We have audited the accompanying consolidated balance sheets of HIPSO Multimedia, Inc. and subsidiary (the “Company”) as of November 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended November 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIPSO Multimedia, Inc. as of November 30, 2010 and 2009, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended November 30, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP
New York, NY

February 28, 2011

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Balance Sheets Back to Table of Contents
November 30, 2010 and 2009

	IN US$
	November 30, 2010	November 30, 2009
ASSETS
Current assets:
Cash	$13,005	$-
Accounts receivable	18,319	33,391
Prepaid expenses and other current assets	8,975	3,781
Total current assets	40,299	37,172

Fixed assets:
Office and computer equipment, net	6,329	12,309

Other assets:
Deferred costs, net	122,104	202,985

Total assets	$168,732	$252,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of loan payable to bank	$-	$262,722
Loan payable to shareholders	1,697,980	1,139,375
Cash overdraft	-	361
Liability for stock to be issued	25,000	40,000
Accounts payable	276,519	223,234
Accrued expenses	223,548	117,587
Total current liabilities	2,223,045	1,783,279

Total liabilities	2,223,045	1,783,279

Stockholders' deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized;
62,597,764 and 57,203,508 shares issued and outstanding
at November 30, 2010 and 2009, respectively	626	572
Additional paid-in capital	1,199,268	668,292
Additional paid-in capital - warrants	145,512	-
Accumulated deficit	(3,290,211)	(2,138,376)
Accumulated other comprehensive income (loss)	(109,508)	(61,301)
Total stockholders' deficit	(2,054,313)	(1,530,813)
Total liabilities and stockholders' deficit	$168,732	$252,466

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (loss) Back to Table of Contents
For the Years Ended November 30, 2010 and 2009

	IN US$
	For the Year ended	For the Year ended
	November 30, 2010	November 30, 2009

Revenue	$188,908	$194,666
Costs and expenses:
Cost of sales	362,309	283,484
Depreciation and amortization	92,446	86,085
Administrative expenses	757,481	797,079
Total costs and expenses	1,212,236	1,166,648
Operating loss	(1,023,328)	(971,982)

Non-Operating Income (Expenses):
Interest income	-	2,400
Interest expense	(128,507)	(51,041)
Total Non-Operating Expense	(128,507)	(48,641)

Net loss	$(1,151,835)	$(1,020,623)

Net loss per common share (Basic and Diluted)	$(0.02)	$(0.02)

Weighted average shares outstanding	58,431,597	56,073,152

Other Comprehensive Income (Loss):
Comprehensive income (loss) - beginning of period	$(1,151,835)	$(1,020,623)
Cumulative translation adjustments	(48,207)	(174,314)
Comprehensive income (loss) - end of period	$(1,200,042)	$(1,194,937)

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Deficit Back to Table of Contents
For the Years Ended November 30, 2010 and 2009

					Additional	Additioal	Retained	Accumulated Other
	Preferred		Common		Paid-in	Paid-in	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Capital-Warrants	(Deficit)	Income (Loss)	Total

Balance November 30, 2008	-	$-	54,888,508	$549	$271,303	$-	$(1,117,753)	$113,013	$(732,888)

Shares issued for cash	-	-	250,000	2	24,998				25,000
Shares issued for services	-	-	1,765,000	18	269,332		-	-	269,350
Exercise of stock options	-	-	300,000	3	44,497		-	-	44,500
Fair value of options granted	-	-	-	-	17,302		-	-	17,302
Fair value of rent contributed by major shareholder	-	-	-	-	40,860		-	-	40,860
Net loss for the year ended November 30, 2009	-	-	-	-	-	-	(1,020,623)	(174,314)	(1,194,937)
Balance November 30, 2009	-	$-	57,203,508	$572	$668,292	$-	$(2,138,376)	$(61,301)	$(1,530,813)

Shares issued for cash	-	-	3,014,256	30	192,740	145,512	-	-	338,282
Shares issued for services	-	-	1,700,000	17	178,383	-	-	-	178,400
Exercise of stock options	-	-	680,000	7	42,993	-	-	-	43,000
Fair value of options granted	-	-	-	-	36,000	-	-	-	36,000
Fair value of rent contributed by major shareholder	-	-	-	-	40,860	-	-	-	40,860
Conversion of liability to paid-in capital - related party	-	-	-	-	40,000	-	-	-	40,000
Net loss for the year ended November 30, 2010	-	-	-	-	-	-	(1,151,835)	(48,207)	(1,200,042)
Balance November 30, 2009	-	$-	62,597,764	$626	$1,199,268	$145,512	$(3,290,211)	$(109,508)	$(2,054,313)

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows Back to Table of Contents
For the Years Ended November 30, 2010 and 2009

	IN US$
	November 30, 2010	November 30, 2009

Net loss
	$(1,151,835)	$(1,020,623)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	92,446	86,085
Stock based compensation and shares issued for services	214,400	331,179
Contributed expenses by management	40,860	40,860
Changes in operating assets and liabilities:
Accounts receivable	16,078	42,581
Prepaid expenses and other current assets	31,360	(24,903)
Accounts payable and accrued expenses	164,746	198,877
Net cash used in operating activities	(591,945)	(345,944)

Cash flow from investing activities:
Deferred development	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Increase in cash overdraft	(361)	361
Cash received for common stock	338,282	25,000
Loan payable to bank	(270,639)	(200,720)
Loan payable to shareholder	542,632	578,859
Net cash provided by financing activities	609,914	403,500

Effect of exchange rate on cash	(4,964)	(57,575)

Increase (decrease) increase in cash	13,005	(19)
Cash - beginning of year	-	19
Cash - end of the year	$13,005	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,732	$20,162

NONCASH OPERATING AND FINANCING ACTIVITIES:
Conversion of liability for additional paid in capital	$40,000	$-

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

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

The Company is now offering and delivering high speed internet, telephone and high definition TV in one package to over 1,500 subscribers on a recurring revenue model. The Company is now launching the second phase of its international business plan. They have completed the design and engineering of the next phase of the network deployment. The Company is expanding its business from being a retail “triple play” service provider to adding and becoming a wholesale supplier of IPTV (Internet Protocol Television) services to thousands of North American ISP’s (Internet Service Providers) and small rural telecommunication companies that currently cannot offer these needed services to their customer base. The Company is currently in negotiations with service providers for long-term delivery of IPTV services. In addition, the Company has secured a North American distributor license agreement from Oriana Technologies, the licensee of “Select TV S.A.”, for the distribution of the most advanced IP Set top box available on the market.

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred net losses of $1,151,835 and $1,020,623 for the years ended November 30, 2010 and 2009, and has a working capital deficiency of $2,182,746 as of November 30, 2010.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $9,807 at November 30, 2010.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended November 30, 2010 and 2009 are included in selling and promotion expenses in the consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	November 30, 2010	November 30, 2009

Net loss	$(1,151,835)	$(1,020,623)

Weighted-average common shares outstanding (basic)	58,431,597	56,073,152

Weighted-average common stock equivalents
Stock options	2,140,000	1,450,000
Warrants	2,514,256	-
Weighted-average common shares outstanding (diluted)	63,085,853	57,523,152

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of November 30, 2010 and for the years ended November 30, 2010 and 2009, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the years ended November 30, 2009 to conform with the November 30, 2010 presentation. These reclassifications had no effect on the net loss for the year ended November 30, 2009.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of November 30, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 - FIXED ASSETS

Fixed assets as of November 30, 2010 and 2009 were as follows:

	Estimated Useful
	Lives (Years)	November 30, 2010	November 30, 2009
Computer and office equipment	5	$31,758	$30,829
Less: accumulated depreciation		25,429	18,520
Property and equipment, net		$6,329	$12,309

There was $6,289 and $5,818 charged to operations for depreciation expense for the years ended November 30, 2010 and 2009, respectively.

NOTE 4 - DEFERRED COSTS

Deferred costs as of November 30, 2010 and 2009 were as follows:

	November 30, 2010	November 30, 2009
Deferred Costs	$447,934	$434,831
Less: accumulated depreciation	325,830	231,846
Property and equipment, net	$122,104	$202,985

There was $86,157 and $80,266 charged to operations for amortization expense for the years ended November 30, 2010 and 2009, respectively.

NOTE 5 - RELATED PARTY LOANS

As of November 30, 2010, the four principal shareholders of the Company had advanced $1,697,980 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($146,145 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the years ended November 30, 2010 and 2009 were $120,775 and $30,879, respectively. Accrued interest on these loans as of November 30, 2010 was $157,075.

NOTE 6 - LOAN PAYABLE - BANK

The Company had an overdraft facility with a Canadian bank for $500,000 (CDN$)) and converted this facility to an Operating Loan in April 2009. The loan is payable in monthly installments of $27,778 (CD$) through September 2010. In addition, interest will be charged at 4% over the bank’s prime lending rate and the Company will be charged monthly fees of approximately $150 per month. The loan was paid in full in September 2010. The loan was personally guaranteed by three principal shareholders.

Interest expense on the loan payable / line of credit for the years ended November 30, 2010 and 2009 were $7,732 and $20,162, respectively.

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

Financing Agreement

On June 15, 2010, the Company entered into an Engagement Agreement with DME Securities LLC (“DME”) to raise $10,000,000 in debt or equity financing on a best efforts basis. The Engagement Agreement terminates on May 31, 2011 and the Company is responsible to pay a 10% success fee upon the successful completion of the Placement of funds. DME is also to receive Placement Agent Warrants upon the Placement. DME has not able to raise any funds for the Company as of November 30, 2010.

On August 18, 2010, the Company executed an equity financing commitment of up to $5,000,000 from Dutchess Capital through its Dutchess Opportunity Fund, L.P. The commitment has a 3 year term, and the Company may sell its shares of common stock to Dutchess Capital up to the total committed amount. The Company will determine, at its sole discretion, the amount and timing of any sales of these shares. The purchase price of the shares shall be set at 95% of the lowest daily VWAP of the common stock of the Company during the 5 consecutive trading days immediately after the put date as defined in the term sheet. The Company has not sold any shares under this term sheet as of November 30, 2010.

On October 12, 2010, the Company entered into an agreement with Notre-Dame Capital Inc. to raise $15,000,000 through an equity and debt financing on a best effort basis. The debentures will be offered in tranches of $50,000 and will bear interest at a rate of 8% per annum, payable quarterly in arrears, and maturing five years from the date of issuance. The principal amount of each debenture will be convertible into common shares of the Company’s stock at the option of the holder. The conversion price will be $0.25 per share for the first two years from the date of issuance, and thereafter at a price per share of $0.30 until maturity.

In connection with the financing, Notre-Dame Capital Inc. will receive a cash fee equal to 8% of the gross proceeds raised under the offering plus 4% warrants of the raised funds. Each warrant entitling Notre-Dame Capital Inc. to purchase one share of common stock. The warrants will be exercisable at the financing price for a period of three years after the closing of the financing. In addition to the proposed financing, Notre-Dame Capital Inc. and its affiliates have purchased 3,000,000 common shares of the Company from the directors of the Company. As of November 30, 2010, there has been no money raised under this proposed financing.

The Company on November 15, 2010 has entered into a Professional IR Industrial Relations Service Agreement with Constellation Asset Management, LLC and a Professional Consulting Services Agreement with Jens Dalsgaard, the principal of Constellation Asset Management, LLC for a period of 90 days, renewable for successive 90 day periods. Under the agreements, the services to be provided to the Company include; the identification of and presenting of potential business entities to enter into advantageous partnerships with the Company, including but not exclusive to, strategic marketing and sales alliances, joint ventures and/or mergers.; advising the Company on product or corporate image advertising; advising the Company on matters pertaining to business development, strategy or compensation; assistance with business plans and shareholder advice and assistance in drafting press releases and various communications to the shareholders.

The Company issued to both Constellation and to Mr. Dalsgaard 570,000 shares of common stock under both agreements as compensation for the services being provided.

Litigation

On April 7, 2008, the Company entered into a consulting agreement with Thomas Klein and Arshad Shaw (the “Consultants”), pursuant to which each Consultant was issued 300,000 restricted shares of the Company’s common stock, granted options to purchase 500,000 shares and options to purchase additional shares during the period commencing May 1, 2008 through October 1, 2008. As a result of the failure of Consultants to provide the services required under the consulting agreement, the Company terminated the consulting agreement on August 28, 2008.

The Company commenced a lawsuit against the Consultants and the former transfer agent for its common stock and filed an amended complaint on February 3, 2009, alleging, among other things, non-performance by the Consultants of their obligations under the consulting agreement and their failure to pay for the initial 500,000 options that each exercised.

On August 30, 2009, the Court entered a default judgment against the defendants which provide for an injunction against the transfer agent ordering it not to lift restrictions on the certificates evidencing the 300,000 restricted shares of common stock issued to and the 500,000 shares underlying the options granted to each Consultant. On January 26, 2011, the successor transfer agent cancelled the restricted shares in the Consultants’ names. On March 1, 2011, attorneys for the Consultants filed a motion seeking legal fess from the Company not to exceed $1,762.50.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of November 30, 2010, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001. The Company has 62,597,764 shares issued and outstanding as of November 30, 2010.

During the quarter ended November 30, 2010, the Company issued:

The Company issued shares under a private placement memorandum dated April 5, 2010 to various individuals totaling 2,514,256 shares (of which 2,314,256 shares were accrued for during the year) of common stock at a price of $0.125 per share ($314,282). The individuals also were issued 2,514,256 warrants that expire in 3 years at an exercise price of $0.20 per share.

The Company also issued 1,440,000 shares of stock to consultants at $0.06 to $0.12 per share at a value of $154,800 for services rendered to the Company.

The Company converted $40,000 of a stock liability to officers to additional paid-in capital during the quarter ended November 30, 2010.

During the quarter ended November 30, 2010, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

During the quarter ended August 31, 2010, the Company issued:

The Company accrued the issuance of shares under a private placement memorandum dated April 5, 2010 to various individuals totaling 1,934,256 shares of common stock at a price of $0.125 per share ($241,782) for funds received during the quarter. These were reflected in the liability for stock to be issued.

During the quarter ended August 31, 2010, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

During the quarter ended May 31, 2010, the Company issued:

The Company accrued the issuance of shares under a private placement memorandum dated April 5, 2010 to various individuals totaling 380,000 shares of common stock at a price of $0.125 per share ($47,500) for funds received during the quarter. These were reflected in the liability for stock to be issued. In addition, the Company issued common stock for the quarter ended May 31, 2010 at $0.14 per share for a total value of $14,000 to consultants for services rendered per their agreements; and 90,000 in the exercise of stock options for $12,600.

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

In connection with the consulting agreement dated August 8, 2008, referenced in Note 7-Litigation above, the Company granted the two Consultants options to purchase a total of 2,400,000 stock options, of which 1,000,000 options vested upon the execution of the consulting agreement and were exercised, 400,000 options vested on May 1, 2008, and the balance was to vest at the rate of 200,000 per month commencing June 1, 2008 through October 1, 2008. The Company commenced a lawsuit against the Consultants as a result of their failure to perform in accordance with the consulting agreement and failure to pay the option exercise price of $60,000 in connection with the exercise of the initial 1,000,000 options.

The Company has reflected a $36,000 charge for the value of the restricted shares, and $22,820 for the fair value of the stock options. In addition, the $60,000 has been recorded for the amount due for the option exercise price the consultants have not paid. Effective January 26, 2011, the transfer agent cancelled the 2 certificates evidencing 500,000 restricted shares in the name of each Consultant pursuant to a Court order.

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

Of the 2,400,000 options issued to the two consultants, 1,000,000 of the options that vested immediately, were exercised upon issuance, however, the Company has not received the required option payment of $60,000 from the two consultants. As noted, the Company received a default judgment in an effort to recover this amount. As a result, and due to the uncertainty of the recovery of the $60,000, the Company has expensed the entire amount. The remaining 1,400,000 vested but unexercised options were cancelled effective November 30, 2010.

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

On December 16, 2008, the Company issued 250,000 options at $0.05 ($25,000), which were expensed, and these options were exercised immediately.

The following is a summary of the outstanding stock options for the years ended November 30, 2010 and 2009:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2009	1,450,000	$0.06	4.10	$86,500
Granted	1,370,000	0.056	1.00	77,200
Exercised	(680,000)	0.06	1.00	(36,000)
Cancelled	(1,400,000)	0.06	1.00	(84,000)
Outstanding, November 30, 2010	740,000	$0.06	3.015	$43,700
Exercisable, November 30, 2010	740,000	$0.06	3.015	$43,700

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2008	1,500,000	$0.06	4.87	$121,000
Granted	250,000	0.05	3.00
Exercised	(300,000)	(0.05)	0.00
Cancelled	-	-	-	-
Outstanding, November 30, 2009	1,450,000	$0.06	4.10	$58,500
Exercisable, November 30, 2009	1,400,000	$0.06	4.10	$56,000

Warrants

The Company entered into private placement agreements with various individuals through November 30, 2010 for the issuance of 2,514,256 shares of common stock along with 2,514,256 warrants. The Company received the proceeds of $314,282 for these units. The warrants expire 3 years from issuance, at an exercise price of $0.20 per share. The warrants were valued using the black-scholes method and were recorded as additional paid in capital – warrants of $145,512. The criteria established for the valuation of these warrants were as follows: risk free interest rate – 1.25%; dividend yield – 0%; volatility – 185%. The warrants were issued in November, 2010.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Investors from April 5, 2010 offering	2,514,256	May to September 2010	$ 0.20	May to Septembe 2013
	2,514,256

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

At November 30, 2010, deferred tax assets consist of the following:

Net operating losses	$1,118,672
Valuation allowance	(1,118,672)
$-

At November 30, 2010, the Company had a net operating loss carryforward in the approximate amount of $3,290,211, available to offset future taxable income through 2030. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended November 30, 2010 and 2009 is summarized as follows:

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

NOTE 11 - CONCENTRATION OF CREDIT RISK

On November 30, 2010, $10,815, or 39% of the Company’s accounts receivable was with two customers. In addition, there was one customer who represented approximately 56% of the revenue for the year ended November 30, 2010. This customer is considered a major customer of the Company.

On November 30, 2009, $20,156, or 38% of the Company’s accounts receivable were with three customers. Of this amount, $5,677, or 11%, was with a customer related to a significant shareholder of the Company.

NOTE 12 - SUBSEQUENT EVENTS

In December 2010, the Company issued 3,050,000 shares of common stock to three of its shareholders in conversion of their loans in the amount of $122,200. As a result of the default judgment received against the two consultants and the former stock transfer agent, the 600,000 shares issued to the consultants were cancelled on January 26, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of November 30, 2010, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2010.

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

Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of November 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title
Rene Arbic	58	Chief Executive Officer and President and Director
Alex Kestenbaum	49	Secretary, Treasurer and Director

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Rene Arbic, CEO	2010	80,000	---	---	---	---	80,000
	2009	63,744	---	---	---	---	63,744
	2008	63,744	---	---	---	---	63,744
Alex Kestenbaum, CFO	2010	---	---	---	---	---	---
	2009	---	---	---	---	---	---
	2008	---	---	---	---	---	---

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

Outstanding Equity Awards at Fiscal Year-End Table.

As of November 30, 2010, there were no outstanding equity awards for the directors and executive officers of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's common stock. As of November 30, 2010, the Registrant had 62,597,764 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Rene Arbic, CEO and Director 550 Chemin du Golf, Suite 202 Ile des Soeurs, Quebec, H3E 1A8, Canada	14,043,634 shares	22.43%
Common Stock	Alex Kenstenbaum, CFO and Director (a) 100-2700 Rufus-Rockhead Montreal, Quebec, H3J 2Z7, Canada	1,600,000 shares	2.55%
Common Stock	Peter Varadi (b) 100-2700 Rufus-Rockhead Montreal, Quebec, H3J 2Z7, Canada	16,348,360 shares	26.12%
Common Stock	Morden Lazarus (c) 759 Square Victoria, Suite 200 Montreal, Quebec, H2Y 2J7, Canada	16,348,360 shares	26.12%
Common Stock	All officers and directors as a group (2 people)	15,643,634 shares	24.98%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE Back to Table of Contents

As of November 30, 2010, the four principal shareholders of the Company had advanced $1,697,980 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($141,870 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the years ended November 30, 2010 and 2009 were $120,775 and $30,879, respectively. Accrued interest on these loans as of November 30, 2010 and 2009 was $157,075 and $34,597, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed KBL, LLP, which firm has issued its report on our consolidated financial statements for the years ended November 30, 2010 and 2009.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by KBL, LLP for the audit of the Registrant's annual financial statements for the years ended November 30, 2010 and 2009, and fees billed for other services rendered by KBL, LLP during those periods.

Year Ended
	November 30, 2010	November 30, 2009
Audit fees (1)	$31,000	$31,000
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A
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
(7) Referenced on Form 8K dated August 12, 2008 hereby incorporated by reference.
(8) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended November 30, 2008.
(9) Filed herewith.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Rene Arbic
Chief Executive Officer and Director
Dated: March 9, 2011
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer and Director
Dated: March 9, 2011
Ile des Soeurs, Quebec, Canada