Form 10-Q
period 2011-02-28
Hipso Multimedia, Inc.
filed 2011-05-24
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

On February 28, 2011, the Registrant had 65,047,764 shares of common stock, par value $0.00001 outstanding.

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

Condensed Consolidated Balance Sheets as of February 28, 2011 (Unaudited) and November 30, 2010

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended February 28, 2011 and 2010 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended February 28, 2011 and 2010 (Unaudited)

Notes to Condensed Consolidated Financial Statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets Back to Table of Contents
February 28, 2011 (Unaudited) and November 30, 2010

	In US$
	February 28, 2011	November 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$5,109	$13,005
Accounts receivable	20,010	18,319
Prepaid expenses and other current assets	9,459	8,975
Total current assets	34,578	40,299

Fixed assets:
Office and computer equipment, net	4,997	6,329

Other assets:
Deferred costs, net	101,325	122,104

Total assets	$140,900	$168,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Loan payable to shareholders	$1,796,472	$1,697,980
Liability for stock to be issued	75,000	25,000
Accounts payable	246,208	276,517
Accrued expenses	263,383	223,548
Total current liabilities	2,381,063	2,223,045

Total liabilities	2,381,063	2,223,045

Stockholders' deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized;
65,047,764 and 62,597,764 shares issued and outstanding
at February 28, 2011 and November 30, 2010, respectively	650	626
Additional paid-in capital	1,295,459	1,199,268
Additional paid-in capital - warrants	145,512	145,512
Accumulated deficit	(3,472,604)	(3,290,211)
Accumulated other comprehensive income (loss)	(209,180)	(109,508)
Total stockholders' deficit	(2,240,163)	(2,054,313)
Total liabilities and stockholders' deficit	$140,900	$168,732

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (loss) Back to Table of Contents
For the Three Months Ended February 28, 2011 and February 28, 2010 (Unaudited)

	In US$
	For the Three	For the Three
	Months Ended	Months Ended
	February 28, 2011	February 28, 2010
	(Unaudited)	(Unaudited)

Revenue	$46,168	$47,379
Costs and expenses:
Cost of sales	79,866	74,923
Depreciation and amortization	28,379	22,667
Administrative expenses	91,682	138,925
Total costs and expenses	199,927	236,515
Operating loss	(153,759)	(189,136)

Non-Operating Income (Expenses):
Interest income	-	-
Interest expense	(28,634)	(21,596)
Total Non-Operating Expense	(28,634)	(21,596)

Net loss	$(183,393)	$(210,732)

Net loss per common share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding	64,878,875	57,289,619

Other Comprehensive Income (Loss):
Comprehensive income (loss) - beginning of period	$(183,393)	$(210,732)
Cumulative translation adjustments	(99,672)	(8,548)
Comprehensive income (loss) - end of period	$(282,065)	$(219,280)

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows Back to Table of Contents
For the Three Months Ended February 28, 2011 and February 28, 2010 (Unaudited)

	in US$
	For the Three	For the Three
	Months Ended	Months Ended
	February 28, 2011	February 28, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss
	$(182,393)	$(210,732)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	28,379	22,667
Stock based compensation and shares issued for services, net of cancelled	(36,000)	21,000
Contributed expenses by management	10,215	10,215
Changes in operating assets and liabilities:
Accounts receivable	(704)	7,295
Prepaid expenses and other current assets	-	(35,573)
Accounts payable and accrued expenses	36,169	(24,254)
Net cash used in operating activities	(144,334)	(138,236)

Cash flows from financing activities:
(Decrease) in cash flow	-	(361)
Loan payable to bank	-	(79,259)
Loan payable to shareholders	136,831	234,815
Net cash provided by financing activities	136,831	155,195

Effect of exchange rate on cash	(393)	(525)

Increase in cash	(7,896)	16,434
Cash - beginning of year	13,005	-
Cash - end of period	$5,109	$16,434

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,738	$3,738

NONCASH OPERATING AND FINANCING ACTIVITIES:
Conversion of notes payables - related parties for equity	$122,000	$-

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND FEBRUARY 28, 2010 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the November 30, 2010 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

HIPSO Multimedia, Inc. (the “Company”) formerly Physicians Remote Solutions, Inc., a Florida Corporation incorporated in April 2005, operates a “triple play” network providing digital TV, voice over internet protocol (VoIP) and a high speed internet access all via fiber optic cable. The Company targets the multi-dwelling unit market in Montreal and eventually throughout the Canadian market. The Company offers its retail customer base a bundled package including IP telephony, internet bandwidth in 5 and 10 megabytes per second (Mbps) increments and 80 television channels. The Company also targets hotels, hospitals and retirement homes by offering bulk long-term agreements to their connected customers.

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred net losses of $182,393 and $210,732 for the three months ended February 28, 2011 and 2010, and has a working capital deficiency of $2,346,485 as of February 28, 2011.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $11,744 at February 28, 2011.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended February 28, 2011 and 2010 are included in selling and promotion expenses in the consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	February 28, 2011	February 28, 2010

Net loss	$(182,393)	$(210,732)

Weighted-average common shares outstanding (basic)	64,878,875	57,289,619

Weighted-average common stock equivalents
Stock options	50,000	2,130,000
Warrants	2,514,256	-

Weighted-average common shares outstanding (diluted)	67,443,131	59,419,619

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of February 28, 2011 and for the three months ended February 28, 2011 and 2010, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the three months ended February 28, 2010 to conform with the February 28, 2011 presentation. These reclassifications had no effect on the net loss for the three months ended February 28, 2010.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of February 28, 2011, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

NOTE 3 - FIXED ASSETS

Fixed assets as of February 28, 2011 (unaudited) and November 30, 2010 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	February 28, 2011	November 30, 2010
Computer and office equipment	5	$33,469	$31,758
Less: accumulated depreciation		28,472	25,429
Property and equipment, net		$4,997	$6,329

There was $1,636 and $1,543 charged to operations for depreciation expense for the three months ended February 28, 2011 and 2010, respectively.

NOTE 4 - DEFERRED COSTS

Deferred costs as of February 28, 2011 (unaudited) and November 30, 2010 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	February 28, 2011	November 30, 2010
Deferred Costs	5	$472,070	$447,934
Less: accumulated depreciation		370,745	325,850
Property and equipment, net		$101,325	$122,104

There was $26,743 and $21,124 charged to operations for amortization expense for the three months ended February 28, 2011 and 2010, respectively.

NOTE 5 - RELATED PARTY LOANS

As of February 28, 2011, the four principal shareholders of the Company had advanced $1,796,472 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($154,020 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the three months ended February 28, 2011 and 2010 were $28,635 and $17,859, respectively. Accrued interest on these loans as of February 28, 2011 was $194,832.

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

Interest expense on the loan payable / line of credit for the three months ended February 28, 2010 was $3,738.

NOTE 7 - COMMITMENTS

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

Financing Agreement

On June 15, 2010, the Company entered into an Engagement Agreement with DME Securities LLC (“DME”) to raise $10,000,000 in debt or equity financing on a best efforts basis. The Engagement Agreement terminates on May 31, 2011 and the Company is responsible to pay a 10% success fee upon the successful completion of the Placement of funds. DME is also to receive Placement Agent Warrants upon the Placement. DME has not able to raise any funds for the Company as of February 28, 2011.

On August 18, 2010, the Company executed an equity financing commitment of up to $5,000,000 from Dutchess Capital through its Dutchess Opportunity Fund, L.P. The commitment has a 3 year term, and the Company may sell its shares of common stock to Dutchess Capital up to the total committed amount. The Company will determine, at its sole discretion, the amount and timing of any sales of these shares. The purchase price of the shares shall be set at 95% of the lowest daily VWAP of the common stock of the Company during the 5 consecutive trading days immediately after the put date as defined in the term sheet. The Company has not sold any shares under this term sheet as of February 28, 2011.

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

In connection with the financing, Notre-Dame Capital Inc. will receive a cash fee equal to 8% of the gross proceeds raised under the offering plus 4% warrants of the raised funds. Each warrant entitling Notre-Dame Capital Inc. to purchase one share of common stock. The warrants will be exercisable at the financing price for a period of three years after the closing of the financing. In addition to the proposed financing, Notre-Dame Capital Inc. and its affiliates have purchased 3,000,000 common shares of the Company from the directors of the Company. As of February 28, 2011, there has been no money raised under this proposed financing.

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

On August 30, 2009, the Court entered a default judgment against the defendants which provide for an injunction against the transfer agent ordering it not to lift restrictions on the certificates evidencing the 300,000 restricted shares of common stock issued to and the 500,000 shares underlying the options granted to each Consultant. On January 26, 2011, the successor transfer agent cancelled the 600,000 restricted shares in the Consultants’ names. On March 1, 2011, attorneys for the Consultants filed a motion seeking legal fees from the Company not to exceed $1,762.50.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of February 28, 2011, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001.

The Company has 65,047,764 shares issued and outstanding as of February 28, 2011.

During the quarter ended February 28, 2011, the Company issued:

The Company issued 3,050,000 shares of common stock to three of its shareholders to convert $122,000 of loans to them.

The Company also issued cancelled 600,000 shares of stock to consultants at $0.06 to for services rendered to the Company back in 2008 (see Note 7).

The Company also incurred a $50,000 liability for stock to be issued for subscriptions of cash received in the three months ended February 28, 2011 for certificates not issued.

During the quarter ended February 28, 2011, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

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

The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period. During the three months ended February 28, 2011 and 2010, stock based compensation was $0 and $6,000, respectively.

In February 2010, the Company entered into a few option agreements for the issuance of options relating to various consulting agreements. The Company is obligated to issue to consultants in one agreement 270,000 options that vest evenly over a 3-month period of time at a $0.06 exercise price. The Company who is receiving the options has agreed to reduce their invoices by the cash required to exercise the options. These options expired in February 2011.

In another agreement entered into in February 2010, the Company is obligated to issue 600,000 options evenly over a 6-month period of time at a $0.06 exercise price. The Company expensed the fair value of these options ($36,000) as of August 31, 2010 to this consultant. These options also expired February 2011.

In February 2010, the Company issued 500,000 options to an individual at $0.05. The options were exercised. The Company received $25,000 for this exercise.

On March 13, 2008, in connection with the April 8, 2008 consulting agreement, 2,400,000 five-year stock options were granted exercisable at a price of $0.06 per share, as follows: 1,000,000 options on the date of the consulting agreement, 400,000 options vested on May 1, 2008, and the balance vested at the rate of 200,000 per month commencing June 1, 2008 through October 1, 2008.

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

Of the 2,400,000 options issued to the two consultants, 1,000,000 of the options that vested immediately, were exercised upon issuance. However, the Company has not received the required option payment of $60,000 from the two consultants. As noted, the Company received a default judgment in an effort to recover this amount. As a result, and due to the uncertainty of the recovery of the $60,000, the Company has expensed the entire amount. The remaining 1,400,000 vested but unexercised options were cancelled effective November 30, 2010.

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

On December 16, 2008, the Company issued 250,000 options at $0.05 ($25,000), which were expensed, and these options were exercised immediately.

The following is a summary of the outstanding stock options for the three months ended February 28, 2011 and 2010:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2010	740,000	$0.06	3.015	$43,700
Granted	-	0.00	0.00	-
Exercised	-	0.00	0.00	(-)
Cancelled	(690,000)	(0.06)	1.00	(41,000)
Outstanding, February 28, 2011	50,000	$0.06	2.015	$2,300
Exercisable, February 28, 2011	50,000	$0.06	2.015	$2,300

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2009	1,450,000	$0.06	4.10	$86,500
Granted	1,370,000	0.056	1.00	77,200
Exercised	(590,000)	0.06	1.00	(30,400)
Cancelled	-	-	-	-
Outstanding, February 28, 2010	2,230,000	$0.06	3.015	$133,300
Exercisable, February 28, 2010	1,550,000	$0.06	3.015	$86,500

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

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Investors from April 5, 2010 offering	2,514,256	May to September 2010	$ 0.20	May to September 2013
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

At February 28, 2011, deferred tax assets consist of the following:

At February 28, 2011, the Company had a net operating loss carryforward in the approximate amount of $3,472,604, available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended February 28, 2011 and 2010 is summarized as follows:

Net operating losses	$1,180,685
Valuation allowance	(1,180,685)
$-

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

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

NOTE 11 - CONCENTRATION OF CREDIT RISK

On February 28, 2011, $12,523, or 63% of the Company’s accounts receivable was with two customers. In addition, there was one customer who represented approximately 66% of the revenue for the three months ended February 28, 2011. This customer is considered a major customer of the Company.

On February 28, 2010, $15,053, or 33% of the Company’s accounts receivable were with two customers. This amount was with customers related to a significant shareholder of the Company. One of these two customers represented 49.2% of the revenue for the three months ended February 28, 2010. This customer is considered a major customer of the Company.

NOTE 12 - POTENTIAL ACQUISITION

On January 24, 2011, the Company entered into a purchase agreement to acquire a private telecommunications company named Groupe Pagex Inc., which owns and operates an existing telecommunications network in Quebec City, and surrounding Lac St-Jean and Beauce areas.

Groupe Pagex specializes in the implementation and management of IP and Wi-Fi networks in the commercial and residential market. They have generated 1.7 million in prior year sales.

The Company anticipates the closing of this transaction to occur in late fiscal second quarter or early fiscal third quarter for a purchase price anticipated at approximately $1,500,000.

NOTE 13 - SUBSEQUENT EVENTS

The Company issued 2,330,001 shares of stock for the period March 1, 2011 through April 11, 2011 to various individuals for cash and services rendered at a value of $154,700.

On April 11, 2011, the Company signed a long-term distribution agreement with Level Vision Electronics Ltd (“Level”). The five (5) year renewable distribution agreement with Level includes the distribution in North America of its 3-D Television screens technology, including High Definition, LCD screens and computer monitors for commercial applications. The Company will deploy and bring to market a unique new multimedia solution to enhance the advertising market.

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

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.  The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report. For risk factors related to our business and our common stock please read section entitled "Risk Factors" of our Form 10-K for the year ended November 30, 2010 as filed with the SEC.

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

As of February 28, 2011, the Company had 405 customers. During the three-month period ended February 28, 2011, 66% of our revenues were generated by one customer and this customer is considered a major customer of the Company.

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

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. On February 28, 2011, the Company had $5,109 in cash.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had no bad debt expenses at the end of February 28, 2011. The Company accounts receivable on February 28, 2011 were $20,010 compared to $18,319 on November 30, 2010.

Deferred Costs. The Company's deferred development costs were $472,070 at February 28, 2011 and $447,934 at November 30, 2010. The Company recorded $370,745 amortization expense as of February 28, 2011 and $325,850 as of November 30, 2010. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

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

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. As of February 28, 2011, the Company had $4,997 of equipment and $6,329 as of November 30, 2010. This decrease represents the depreciation of existing equipment.

Results of Operations For the Three Months Ended February 28, 2011 and February 28, 2010

Revenues: Revenue for the three-month period ended February 28, 2011 was $45,168 compared to $47,379 for three months ended February 28, 2010. The Company's revenues decreased by $1,211 which represents a 2.5% decrease from the same period in the prior year. The Company's decrease in revenue is principally due to the generally deteriorating economic conditions and that the Company did not start new installations of its Telecommunication Services during the period ended February 28, 2011.

Cost of Sales: Cost of Sales for the three months ended February 28, 2011 was $79,866 compared to $74,923 for the three months ended February 28, 2010. The Company's cost of sales increase was $4,943, which represents a 6.6% increase from the same period in the prior year and was due to higher costs associated with marketing and sales.

Depreciation and Amortization: For the three-month period ended February 28, 2011 we recorded $28,379 in depreciation and amortization expenses compared to $22,667 during the three months ended February 28, 2010.

General and Administrative Expenses: General and Administrative Expenses for the three-month period ended February 28, 2011 was $91,682 compared to $138,925 for the three months ended February 28, 2010. The Company's general and administrative expenses decrease was $47,243, which represents a 34% decrease from the same period in the prior year and was mainly due to lower costs related to non-cash compensation expenses.

Interest Expense: The Company's interest expense for the three month period was $28,634 compared to $21,596 interest expense during the same period in the prior year. This increase was related to interest payaments on outstanding loans.

Liquidity and Capital Resources

As of February 28, 2011, we had total cash resources of $5,109. During the three months ended February 28, 2011 and February 28, 2010, net cash used in operating activities was $144,334 and $138,236, respectively. This cash was used to fund our operations for the respective periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

During the three-month periods ended February 28, 2011 and 2010, we had no investing activities.

Net cash provided by financing activities was $136,831 for the three months ended February 28, 2011 compared to $155,195 in net cash provided by financing activities for the three months ended February 28, 2010. During the three months ended February 28, 2011, the Company received loans from shareholders in the amount of $136,831. The net cash proceeds from financing activities for the period ended February 28, 2010 resulted from $79,259 in repayments of bank loans and proceeds of $234,815 from affiliated shareholders.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $3,472,604 through February 28, 2011. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including equipment related to our Telecommunications Services. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs, including our plan for expansion, at least for the next 18 months. Our cash requirements for fiscal year 2010 are estimated to be $600,000 based on our present revenues. We have short-term funding commitments of $500,000 from one of our controlling shareholders until such time the Company generates positive cash flow from operations or is able to secure alternative long-term funding through the issuance of debt and/or equity. We expect to be able to meet our current debt obligations provided that our current customer base does not decrease. At present, the Company is unable to meet its obligations under the Ericsson agreement unless it raises additional funding, and no negotiations are on-going with Ericsson at present~~.~~

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of February 28, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

N/A.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

/s/ Rene Arbic
Chief Executive Officer
Dated: May 23, 2011
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer
Dated: May 23, 2011
Ile des Soeurs, Quebec, Canada