Form 10-Q
period 2011-05-31
Hipso Multimedia, Inc.
filed 2011-07-19
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

ý                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes &$120 No ¨

On May 31, 2011, the Registrant had 67,977,765 shares of common stock, par value $0.00001 outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ¨	Accelerated filer ¨	Non-Accelerated filer ¨	Smaller reporting company x

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of May 31, 2011 (Unaudited) and November 30, 2010

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended May 31, 2011 and 2010 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended May 31, 2011 and 2010 (Unaudited)

Notes to Condensed Consolidated Financial Statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets Back to Table of Contents
May 31, 2011 (Unaudited) and November 30, 2010

	In US$
	May 31, 2011	November 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$327	$13,005
Accounts receivable	30,719	18,319
Prepaid expenses and other current assets	9,509	8,975
Total current assets	40,555	40,299

Fixed assets:
Office and computer equipment, net	3,341	6,329

Other assets:
Deferred costs, net	74,776	122,104

Total assets	$118,672	$168,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Loan payable to shareholders	$1,884,127	$1,697,980
Liability for stock to be issued	20,000	25,000
Accounts payable	253,635	276,517
Accrued expenses	323,526	223,548
Total current liabilities	2,481,288	2,223,045

Total liabilities	2,481,288	2,223,045

Stockholders' deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized;
67,977,765 and 62,597,764 shares issued and outstanding
at May 31, 2011 and November 30, 2010, respectively	680	626
Additional paid-in capital	1,484,914	1,199,268
Additional paid-in capital - warrants	145,512	145,512
Accumulated deficit	(3,774,307)	(3,290,211)
Accumulated other comprehensive income (loss)	(219,415)	(109,508)
Total stockholders' deficit	(2,362,616)	(2,054,313)
Total liabilities and stockholders' deficit	$118,672	$168,732

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (loss) Back to Table of Contents
For the Six and Three Months Ended May 31, 2011 and 2010

	In US$		In US$
	For the Six	For the Six	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010

Revenue	$103,987	$101,017	$57,819	$53,638
Costs and expenses:
Cost of sales	164,144	153,563	84,278	78,640
Depreciation and amortization	57,179	46,088	28,800	23,421
Administrative expenses	304,344	336,293	212,662	197,368
Total costs and expenses	525,667	535,944	325,740	299,429
Operating loss	(421,680)	(434,927)	(267,921)	(245,791)

Non-Operating Income (Expenses):
Interest expense	(62,416)	(48,004)	(33,782)	(26,408)
Total Non-Operating Expense	(62,416)	(48,004)	(33,782)	(26,408)

Net loss	$(484,096)	$(482,931)	$(301,703)	$(272,199)

Net loss per common share (Basic and Diluted)	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding	67,960,786	57,849,167	67,019,178	58,396,551

Other Comprehensive Income (Loss):
Comprehensive income (loss) - beginning of period	$(484,096)	$(482,931)	$(301,703)	$(272,199)
Cumulative translation adjustments	(109,907)	(9,417)	(10,235)	(869)
Comprehensive income (loss) - end of period	$(594,003)	$(492,348)	$(311,938)	$(273,068)

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows Back to Table of Contents
For the Three Months Ended May 31, 2011 and May 31, 2010 (Unaudited)

	in US$
	For the Three	For the Three
	Months Ended	Months Ended
	May 31, 2011	May 31, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss
	$(484,096)	$(482,931)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	57,179	46,088
Stock based compensation and shares issued for services, net of cancelled	88,270	65,600
Contributed expenses by management	20,430	20,430
Changes in operating assets and liabilities:
Accounts receivable	(11,312)	3,489
Prepaid expenses and other current assets	-	(5,202)
Accounts payable and accrued expenses	51,337	104,268
Net cash used in operating activities	(278,192)	(248,258)

Cash flows from financing activities:
Increase in cash overdraft	-	(361)
Cash received for common stock or liability to issue common stock	50,000	49,000
Loan payable to bank	-	(159,084)
Loan payable to shareholders	216,205	371,194
Net cash provided by financing activities	266,205	260,749

Effect of exchange rate on cash	(691)	3,147

Decrease in cash	(12,678)	15,638
Cash - beginning of year	13,005	-
Cash - end of period	$327	$15,638

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$6,218

NONCASH OPERATING AND FINANCING ACTIVITIES:
Conversion of notes payables - related parties for equity	$122,000	$-

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
FOR THE SIX MONTHS ENDED MAY 31, 2011 AND 2010 (UNAUDITED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred net losses of $484,096 and $482,931 for the six months ended May 31, 2011 and 2010, and has a working capital deficiency of $3,774,307 as of May 31, 2011.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $14,857 at May 31, 2011.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended May 31, 2011 and 2010 are included in selling and promotion expenses in the consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	May 31, 2011	May 31, 2010

Net loss	$(484,096)	$(482,931)

Weighted-average common shares outstanding (basic)	65,960,786	(57,849,167)

Weighted-average common stock equivalents
Stock options	50,000	2,140,000
Warrants	2,714,256	-

Weighted-average common shares outstanding (diluted)	68,725,042	59,989,167

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of May 31, 2011 and for the six months ended May 31, 2011 and 2010, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the six months ended May 31, 2010 to conform with the May 31, 2011 presentation. These reclassifications had no effect on the net loss for the six months ended May 31, 2010.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of May 31, 2011, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

NOTE 3 - FIXED ASSETS

Fixed assets as of May 31, 2011 (unaudited) and November 30, 2010 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	May 31, 2011	November 30, 2010
Computer and office equipment	5	$33,645	$31,758
Less: accumulated depreciation		30,304	25,429
Property and equipment, net		$3,341	$6,329

There was $3,320 and $3,137 charged to operations for depreciation expense for the six months ended May 31, 2011 and 2010, respectively.

NOTE 4 - DEFERRED COSTS

Deferred costs as of May 31, 2011 (unaudited) and November 30, 2010 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	May 31, 2011	November 30, 2010
Deferred Costs	5	$474,553	$447,934
Less: accumulated depreciation		399,777	325,850
Property and equipment, net		$74,776	$122,104

There was $53,860 and $42,951 charged to operations for amortization expense for the six months ended May 31, 2011 and 2010, respectively.

NOTE 5 - RELATED PARTY LOANS

As of May 31, 2011, the four principal shareholders of the Company had advanced $1,884,127 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($154,830 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the six months ended May 31, 2011 and 2010 were $62,413 and $41,787, respectively. Accrued interest on these loans as of May 31, 2011 was $229,592.

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

Interest expense on the loan payable / line of credit for the six months ended May 31, 2010 was $6,218.

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

Financing Agreement

On June 15, 2010, the Company entered into an Engagement Agreement with DME Securities LLC (“DME”) to raise $10,000,000 in debt or equity financing on a best efforts basis. The Engagement Agreement terminates on May 31, 2011 and the Company is responsible to pay a 10% success fee upon the successful completion of the Placement of funds. DME is also to receive Placement Agent Warrants upon the Placement. DME has not able to raise any funds for the Company as of May 31, 2011 and the agreement was not renewed.

On August 18, 2010, the Company executed an equity financing commitment of up to $5,000,000 from Dutchess Capital through its Dutchess Opportunity Fund, L.P. The commitment has a 3 year term, and the Company may sell its shares of common stock to Dutchess Capital up to the total committed amount. The Company will determine, at its sole discretion, the amount and timing of any sales of these shares. The purchase price of the shares shall be set at 95% of the lowest daily VWAP of the common stock of the Company during the 5 consecutive trading days immediately after the put date as defined in the term sheet. The Company has not sold any shares under this term sheet as of May 31, 2011.

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

In connection with the financing, Notre-Dame Capital Inc. will receive a cash fee equal to 8% of the gross proceeds raised under the offering plus 4% warrants of the raised funds. Each warrant entitling Notre-Dame Capital Inc. to purchase one share of common stock. The warrants will be exercisable at the financing price for a period of three years after the closing of the financing. In addition to the proposed financing, Notre-Dame Capital Inc. and its affiliates have purchased 3,000,000 common shares of the Company from the directors of the Company. As of May 31, 2011, there has been no money raised under this proposed financing.

Investor Relation/Public Relation Agreements

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

The Company entered into an agreement with Complete Advisory Partners on April 12, 2011 to provide public relation services. The agreement is for a term of one year but the Company can terminate the services every 90 day. In accordance with the term of the agreement, the Company issued 400,000 shares of common stock as an initial payment.

Distribution Agreement

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

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of May 31, 2011, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001.

The Company has 67,977,764 shares issued and outstanding as of May 31, 2011.

During the quarter ended May 31, 2011, the Company issued:

The Company issued 2,930,001 shares of stock for cash and liability for stock to be issued ($75,000 of which $50,000 was received in the six months ended May 31, 2011) and services rendered ($124,700) at a value of $199,700.

During the quarter ended May 31, 2011, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

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

The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period. During the six months ended February 28, 2011 and 2010, stock based compensation was $0 and $6,000, respectively.

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

The Company has expensed the entire amount due to the uncertainty of the collectability of this amount. Of the 600,000 options, 50,000 options remain unexercised as of May 31, 2011.

On December 16, 2008, the Company issued 250,000 options at $0.05 ($25,000), which were expensed, and these options were exercised immediately.

The following is a summary of the outstanding stock options for the six months ended May 31, 2011 and 2010:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2010	740,000	$0.06	3.015	$43,700
Granted	-	0.00	0.00	-
Exercised	-	0.00	0.00	(-)
Cancelled	(690,000)	(0.06)	1.00	(41,000)
Outstanding, May 31, 2011	50,000	$0.06	2.015	$2,300
Exercisable, May 31, 2011	50,000	$0.06	2.015	$2,300

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2009	1,450,000	$0.06	4.87	$86,500
Granted	1,370,000	0.056	1.00	77,200
Exercised	(680,000)	0.06	1.00	(36,000)
Cancelled	-	-	-	-
Outstanding, May 31, 2010	2,140,000	$0.06	3.015	$127,700
Exercisable, May 31, 2010	1,940,000	$0.06	3.015	$115,700

Warrants

The Company entered into private placement agreements with various individuals through November 30, 2010 for the issuance of 2,714,256 shares of common stock along with 2,714,256 warrants. The Company received the proceeds of $314,282 for these units. The warrants expire 3 years from issuance, at an exercise price of $0.20 per share. The warrants were valued using the black-scholes method and were recorded as additional paid in capital – warrants of $145,512. The criteria established for the valuation of these warrants were as follows: risk free interest rate – 1.25%; dividend yield – 0%; volatility – 185%. The warrants were issued in November, 2010.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Investors from April 5, 2010 offering	2,714,256	May to September 2010	$ 0.20	May to September 2013
	2,714,256

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

At May 31, 2011, deferred tax assets consist of the following:

Net operating losses	$1,283,264
Valuation allowance	(1,283,264)
$-

At May 31, 2011, the Company had a net operating loss carryforward in the approximate amount of $3,774,307, available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended May 31, 2011 and 2010 is summarized as follows:

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

NOTE 11 - CONCENTRATION OF CREDIT RISK

On May 31, 2011, $27,222, or 89% of the Company’s accounts receivable was with three customers. In addition, there was one customer who represented approximately 83% of the revenue for the six months ended May 31, 2011. This customer is considered a major customer of the Company.

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

The Company anticipates the closing of this transaction to occur in the fiscal third quarter for a purchase price anticipated at approximately $1,500,000.

NOTE 13 - SUBSEQUENT EVENTS

The Company issued 100,000 shares of stock in June 2011 to various individuals for services rendered at a value of $5,000.

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

As of May 31, 2011, the Company had 405 customers. During the six-month period ended May 31, 2011, 83% of our revenues were generated by one customer and this customer is considered a major customer of the Company.

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

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. On May 31, 2011, the Company had $327 in cash.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had bad debt expenses at the end of May 31, 2011 of $14,857. The Company accounts receivable on May 31, 2011 were $30,719 compared to $18,319 on November 30, 2010.

Deferred Costs. The Company's deferred development costs were $474,553 at May 31, 2011 and $447,934 at November 30, 2010. The Company recorded $399,777 amortization expense as of May 31, 2011 and $325,850 as of November 30, 2010. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

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

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. As of May 31, 2011, the Company had $3,341 of equipment and $6,329 as of November 30, 2010. This decrease represents the depreciation of existing equipment.

Results of Operations For the Three Months Ended May 31, 2011 and May 31, 2010

Revenues: Revenue for the three-month period ended May 31, 2011 was $57,819 compared to $53,638 for three months ended May 31, 2010. The Company's revenues increased by $4,181 which represents a 7.8% increase from the same period in the prior year. The Company's increase in revenue is principally due to the fact that the Company started new installations of its Telecommunication Services during the period ended May 31, 2011.

Cost of Sales: Cost of Sales for the three months ended May 31, 2011 was $84,278 compared to $78,640 for the three months ended May 31, 2010. The Company's cost of sales increase was $5,638, which represents a 7.2% increase from the same period in the prior year and was due to higher costs associated with the increase in revenues and the costs of wiring and installation as well as equipment, such as set top boxes.

Depreciation and Amortization: For the three-month period ended May 31, 2011 we recorded $28,800 in depreciation and amortization expenses compared to $23,421 during the three months ended May 31, 2010.

General and Administrative Expenses: General and Administrative Expenses for the three-month period ended May 31, 2011 was $212,662 compared to $197,368 for the three months ended May 31, 2010. The Company's general and administrative expenses increase was $15,294, which represents a 7.7% increase from the same period in the prior year and was mainly due to higher costs related to non-cash compensation expenses.

Interest Expense: The Company's interest expense for the three month period was $33,782 compared to $26,408 interest expense during the same period in the prior year. This increase was related to interest payaments on outstanding loans.

Results of Operations For the Six Months Ended May 31, 2011 and 2010

Revenues: Revenue for the six-month period ended May 31, 2011 was $103,987 compared to $101,017 for six months ended May 31, 2010. The Company's revenues increase was $2,970 which represents a 2.94% increase from the same period in the prior year. The Company's increase in revenue is principally due to the fact that the Company started new installations of its Telecommunication Services during the period ended May 31, 2011.

Cost of Sales: Cost of Sales for the six months ended May 31, 2011 was $164,144 compared to $153,563 for the six months ended May 31, 2010. The Company's cost of sales increase was $10,581 which represents a 6.9% increase from the same period in the prior year and was due to higher costs associated with the increase in revenues and the costs of wiring and installation as well as equipment, such as set top boxes.

Depreciation and Amortization: For the six-month period ended May 31, 2011 we recorded $57,179 in depreciation and amortization expenses compared to $46,088 during the six months ended May 31, 2010.

General and Administrative Expenses: General and Administrative Expenses for the six-month period ended May 31, 2011 was $304,344 compared to $336,293 for the six months ended May 31, 2010. The Company's general and administrative expenses decrease was $31,949 which represents a 9.5% decrease from the same period in the prior year.

Interest Expense: The Company's interest expense for the six month period was $62,416 compared to $48,004 for the six months ended May 31, 2010. This increase was the direct result of utilizing our line of credit and interest paid on loans from shareholders.

Liquidity and Capital Resources

As of May 31, 2011, we had total cash resources of $327. During the three months ended May 31, 2011 and May 31, 2010, net cash used in operating activities was $278,192 and $248,258, respectively. This cash was used to fund our operations for the respective periods, adjusted for depreciation and amortization expenses, non-cash expenses and changes in operating assets and liabilities.

During the three-month periods ended May 31, 2011 and 2010, we had no investing activities.

Net cash provided by financing activities was $266,205 for the six months ended May 31, 2011 compared to $260,749 in net cash provided by financing activities for the three months ended May 31, 2010. During the three months ended May 31, 2011, the Company received loans from shareholders in the amount of $216,206. The net cash proceeds from financing activities for the period ended May 31, 2010 resulted from $159,084 in repayments of bank loans, $49,000 in proceeds from the issuance of common stock  and loan proceeds of $371,194 from affiliated shareholders.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $3,774,307 through May 31, 2011. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including equipment related to our Telecommunications Services. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs, including our plan for expansion, at least for the next 18 months. Our cash requirements for fiscal year 2011 are estimated to be $600,000 based on our present revenues. We have short-term funding commitments of $500,000 from one of our controlling shareholders until such time the Company generates positive cash flow from operations or is able to secure alternative long-term funding through the issuance of debt and/or equity. We expect to be able to meet our current debt obligations provided that our current customer base does not decrease. At present, the Company is unable to meet its obligations under the Ericsson agreement unless it raises additional funding, and no negotiations are on-going with Ericsson at present~~.~~

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of May 31, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of ContentsN

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
Dated: July 19, 2011
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer
Dated: July 19, 2011
Ile des Soeurs, Quebec, Canada