Form 10-Q
period 2011-08-31
Hipso Multimedia, Inc.
filed 2011-10-14
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

On August 31, 2011, the Registrant had 68,477,765 shares of common stock, par value $0.00001 outstanding.

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

Condensed Consolidated Balance Sheets as of August 31, 2011 (Unaudited) and November 30, 2010

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended August 31, 2011 and 2010 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2011 and 2010 (Unaudited)

Notes to Condensed Consolidated Financial Statements

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets Back to Table of Contents
August 31, 2011 (Unaudited) and November 30, 2010

	In US$
	August 31, 2011	November 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$13,005
Accounts receivable	8,403	18,319
Prepaid expenses and other current assets	9,406	8,975
Total current assets	17,809	40,299

Fixed assets:
Office and computer equipment, net	1,641	6,329

Other assets:
Deferred costs, net	56,861	122,104

Total assets	$76,311	$168,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Loan payable to shareholders	$1,908,381	$1,697,980
Liability for stock to be issued	-	25,000
Cash overdraft	516	-
Accounts payable	308,094	276,517
Accrued expenses	376,764	223,548
Total current liabilities	2,593,755	2,223,045

Total liabilities	2,593,755	2,223,045

Stockholders' deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized;
68,477,765 and 62,597,764 shares issued and outstanding
at August 31, 2011 and November 30, 2010, respectively	685	626
Additional paid-in capital	1,520,124	1,199,268
Additional paid-in capital - warrants	145,512	145,512
Accumulated deficit	(3,994,935)	(3,290,211)
Accumulated other comprehensive income (loss)	(188,830)	(109,508)
Total stockholders' deficit	(2,517,444)	(2,054,313)
Total liabilities and stockholders' deficit	$76,311	$168,732

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (loss) Back to Table of Contents
For the Nine and Three Months Ended August 31, 2011 and 2010

	In US$		In US$
	For the Nine	For the Nine	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010

Revenue	$120,553	$147,454	$16,566	$46,437
Costs and expenses:
Cost of sales	247,743	262,955	83,599	109,392
Depreciation and amortization	76,097	68,983	18,918	22,895
Administrative expenses	404,032	470,053	99,688	133,760
Total costs and expenses	727,872	801,991	202,205	266,047
Operating loss	(607,319)	(654,537)	(185,639)	(219,610)

Non-Operating Income (Expenses):
Interest expense	(97,405)	(74,758)	(34,989)	(26,754)
Total Non-Operating Expense	(97,405)	(74,758)	(34,989)	(26,754)

Net loss	$(704,724)	$(729,295)	$(220,628)	$(246,364)

Net loss per common share (Basic and Diluted)	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding	66,731,816	58,115,880	68,257,113	58,643,508

Other Comprehensive Income (Loss):
Comprehensive income (loss) - beginning of period	$(704,724)	$(729,295)	$(220,628)	$(246,364)
Cumulative translation adjustments	(79,322)	20,293	30,585	29,710
Comprehensive income (loss) - end of period	$(784,046)	$(709,002)	$(190,043)	$(216,654)

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows Back to Table of Contents
For the Nine Months Ended August 31, 2011 and 2010 (Unaudited)

	in US$
	For the Nine	For the Nine
	Months Ended	Months Ended
	August 31, 2011	August 31, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss
	$(704,724)	$(729,295)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	76,097	68,983
Stock based compensation and shares issued for services, net of cancelled	93,270	77,600
Contributed expenses by management	30,645	30,645
Changes in operating assets and liabilities:
Accounts receivable	10,794	(3,445)
Prepaid expenses and other current assets	-	34,633
Accounts payable and accrued expenses	169,586	303,513
Net cash used in operating activities	(324,332)	(217,366)

Cash flows from financing activities:
Increase )decreased) in cash overdraft	582	(361)
Cash received for common stock or liability to issue common stock	50,000	49,000
Loan payable to bank	-	(234,985)
Loan payable to shareholders	257,637	421,927
Net cash provided by financing activities	308,219	235,581

Effect of exchange rate on cash	3,108	10,086

Decrease in cash	(13,005)	28,301
Cash - beginning of year	13,005	-
Cash - end of period	$-	$28,301

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$7,563

NONCASH OPERATING AND FINANCING ACTIVITIES:
Conversion of notes payables - related parties for equity	$122,000	$-

See accompanying notes to condensed consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
FOR THE NINE MONTHS ENDED AUGUST 31, 2011 AND 2010 (UNAUDITED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred net losses of $704,724 and $729,295 for the nine months ended August 31, 2011 and 2010, and has a working capital deficiency of $2,575,946 as of August 31, 2011.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $13,660 at August 31, 2011.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended August 31, 2011 and 2010 are included in selling and promotion expenses in the consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	August 31, 2011	August 31, 2010

Net loss	$(704,724)	$(729,295)

Weighted-average common shares outstanding (basic)	66,731,816	58,115,880

Weighted-average common stock equivalents
Stock options	50,000	2,140,000
Warrants	2,714,256	-

Weighted-average common shares outstanding (diluted)	69,496,072	60,255,880

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of August 31, 2011 and for the nine months ended August 31, 2011 and 2010, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the nine months ended August 31, 2010 to conform with the August 31, 2011 presentation. These reclassifications had no effect on the net loss for the nine months ended August 31, 2010.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of August 31, 2011, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

Recent Accounting Pronouncements

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of ASC 810-10-65 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have a material impact on their results of operations or financial position.

In April 2008, ASC 350-30 was issued, “Determination of the Useful Life of Intangible Assets”. The Company was required to adopt ASC 350-30 on December 1, 2008. The guidance in ASC 350-30 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. ASC 350-30 did not materially impact their financial position, results of operations or cash flows.

In May 2008, ASC 470-20 was issued, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”). ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of ASC 470-20 did not have a material effect on its financial position, results of operations or cash flows.

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

ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The adoption of ASC 815-40, did not have a material impact on their financial position, results of operations and cash flows.

In June 2008, ASC 470-20-65 was issued, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of all the standards issued for convertible securities. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements. ASC 470-20-65 did not have a material effect on that accounting.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. This did not have a material impact on their financial statements.

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

NOTE 3 - FIXED ASSETS

Fixed assets as of August 31, 2011 (unaudited) and November 30, 2010 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	August 31, 2011	November 30, 2010
Computer and office equipment	5	$33,280	$31,758
Less: accumulated depreciation		31,639	25,429
Property and equipment, net		$1,641	$6,329

There was $4,997 and $4,694 charged to operations for depreciation expense for the nine months ended August 31, 2011 and 2010, respectively.

NOTE 4 - DEFERRED COSTS

Deferred costs as of August 31, 2011 (unaudited) and November 30, 2010 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	August 31, 2011	November 30, 2010
Deferred Costs	5	$469,404	$447,954
Less: accumulated depreciation		412,543	325,850
Property and equipment, net		$56,861	$122,104

There was $71,100 and $64,289 charged to operations for amortization expense for the nine months ended August 31, 2011 and 2010, respectively.

NOTE 5 - RELATED PARTY LOANS

As of August 31, 2011, the four principal shareholders of the Company had advanced $1,908,381 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($153,150 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the nine months ended August 31, 2011 and 2010 were $97,401 and $67,195, respectively. Accrued interest on these loans as of August 31, 2011 was $261,811.

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

Interest expense on the loan payable / line of credit for the nine months ended August 31, 2010 was $7,563.

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

Financing Agreement

On June 15, 2010, the Company entered into an Engagement Agreement with DME Securities LLC (“DME”) to raise $10,000,000 in debt or equity financing on a best efforts basis. The Engagement Agreement terminates on May 31, 2011 and the Company is responsible to pay a 10% success fee upon the successful completion of the Placement of funds. DME is also to receive Placement Agent Warrants upon the Placement. DME has not able to raise any funds for the Company as of August 31, 2011 and the agreement was not renewed.

On August 18, 2010, the Company executed an equity financing commitment of up to $5,000,000 from Dutchess Capital through its Dutchess Opportunity Fund, L.P. The commitment has a 3 year term, and the Company may sell its shares of common stock to Dutchess Capital up to the total committed amount. The Company will determine, at its sole discretion, the amount and timing of any sales of these shares. The purchase price of the shares shall be set at 95% of the lowest daily VWAP of the common stock of the Company during the 5 consecutive trading days immediately after the put date as defined in the term sheet. The Company has not sold any shares under this term sheet as of August 31, 2011.

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

In connection with the financing, Notre-Dame Capital Inc. will receive a cash fee equal to 8% of the gross proceeds raised under the offering plus 4% warrants of the raised funds. Each warrant entitling Notre-Dame Capital Inc. to purchase one share of common stock. The warrants will be exercisable at the financing price for a period of three years after the closing of the financing. In addition to the proposed financing, Notre-Dame Capital Inc. and its affiliates have purchased 3,000,000 common shares of the Company from the directors of the Company. As of August 31, 2011, there has been no money raised under this proposed financing.

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

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of August 31, 2011, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001.

The Company has 68,477,764 shares issued and outstanding as of August 31, 2011.

During the quarter ended August 31, 2011, the Company issued:

The Company issued 400,000 shares of stock for cash and liability for stock to be issued ($20,000 of which $15,000 was received in the six months ended May 31, 2011) and 100,000 shares of stock for services rendered ($5,000).

During the quarter ended August 31, 2011, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

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

The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period. During the nine months ended August 31, 2011 and 2010, stock based compensation was $0 and $36,000, respectively.

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

The Company has expensed the entire amount due to the uncertainty of the collectability of this amount. Of the 600,000 options, 50,000 options remain unexercised as of August 31, 2011.

On December 16, 2008, the Company issued 250,000 options at $0.05 ($25,000), which were expensed, and these options were exercised immediately.

The following is a summary of the outstanding stock options for the nine months ended August 31, 2011 and 2010:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2010	740,000	$0.06	3.015	$43,700
Granted	-	0.00	0.00	-
Exercised	-	0.00	0.00	(-)
Cancelled	(690,000)	(0.06)	1.00	(41,000)
Outstanding, August 31, 2011	50,000	$0.06	2.015	$2,300
Exercisable, August 31, 2011	50,000	$0.06	2.015	$2,300

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2009	1,450,000	$0.06	4.87	$86,500
Granted	1,370,000	0.056	1.00	77,200
Exercised	(680,000)	0.06	1.00	(36,000)
Cancelled	-	-	-	-
Outstanding, August 31, 2010	2,140,000	$0.06	3.015	$127,700
Exercisable, August 31, 2010	2,140,000	$0.06	3.015	$127,700

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

At August 31, 2011, deferred tax assets consist of the following:

Net operating losses	$1,358,278
Valuation allowance	(1,358,278)
$-

At August 31, 2011, the Company had a net operating loss carryforward in the approximate amount of $3,994,935, available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended August 31, 2011 and 2010 is summarized as follows:

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

NOTE 11 - CONCENTRATION OF CREDIT RISK

On August 31, 2011, $6,372, or 76% of the Company’s accounts receivable was with three customers. In addition, there was one customer who represented approximately 66% of the revenue for the nine months ended August 31, 2011. This customer is considered a major customer of the Company.

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

Valtech offers low-cost, highly reliable triple-play service of Digital Phone, Digital Voice, High-Speed Internet and Digital TV backed by fast, friendly and live customer service (“Telecommunication Services”). Our present plan is to continue to expand our bundled services by providing an end-to-end IPTV solution consisting of IPTV middleware, video on demand, network based PVR, IPTV head ends, content protection, IPTV infrastructure, system integration and IPTV applications such as games. In order to expand our services to include end-to-end IPTV service, the Company is dependent upon its ability to raise sufficient capital to fund its agreement with Ericsson. To date, the Company has been unable to meet its obligations under the Ericsson agreement and at present no agreement with Ericsson has been negotiated and no negotiations with Ericsson are on-going.

We intend to use our limited resources to market our services to new residential and commercial building complexes and existing hotel chains. Further, we intend to market our bundled Telecommunication Services in industry publications and intend to develop our website and promote its presence in order to increase web traffic and possible sales to new clients (www.valtech.ca).

As of August 31, 2011, the Company had 405 customers. During the nine-month period ended August 31, 2011, 66% of our revenues were generated by one customer and this customer is considered a major customer of the Company.

Provided the Company can secure additional funding, our plan to increase our marketing activities throughout Canada, pay industry compatible salaries to our executives and staff, hire additional salespersons who, among other activities, would engage in direct customer solicitations. At present, we have not received commitments for capital from third parties and there can be no assurance that we will be able to acquire additional capital on terms acceptable to the Company, if at all.

While we believe that the our negative cash flow from operations will decrease steadily as our subscriber base increases, there can be no assurance that we will be able to increase our subscriber base nor that we will be able to generate positive cash flow from operations. While we have had an commitment from our principal shareholders and executive officers to provide funding until we achieve positive cash flow from operations, if our affiliated persons determine for any reason to discontinue providing short-term interim funding through loans to either expand or continue our business at current levels, the Company may experience reduced growth in its revenues and continued losses for the foreseeable future.

Regardless of the amount of funds available to us for marketing, we intend to continue to pursue strategic alliances with complementary businesses in an effort to expand our Telecommunication Services business. The complementary businesses we intend to solicit are those that have developed and maintain marketing channels to our potential customers.

At present, we use proceeds from affiliates’ loans to purchase telecommunication hardware, cables and equipment. It is our intention to secure alternative debt and/or equity funding sources in order to reduce depends from our current funding sources.

Our management believes that the trend in our business is toward greater convergence to high speed Internet and high definition television. We continue to believe that our bundled Telecommunication Services are competitive in terms of reliability and pricing as compared to the services offered by incumbent operators. Since we have no patent protection, it is possible that a well-funded company could enter the field and diminish our prospective business growth. We face uncertainties regarding our future growth because we must compete on price and quality of service with traditional communications companies with far longer operating histories, more established customer relationships, greater financial, technical and marketing resources, larger customer bases and greater brand or name recognition. Furthermore, companies that may seek to enter our markets may expose us to severe price competition and future technological developments could make us less competitive.

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. On August 31, 2011, the Company had no cash.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had bad debt expenses at the end of August 31, 2011 of $13,660. The Company accounts receivable on August 31, 2011 were $8,403 compared to $18,319 on November 30, 2010.

Deferred Costs. The Company's deferred development costs were $469,404 at August 31, 2011 and $447,954 at November 30, 2010. The Company recorded $412,543 in amortization expense as of August 31, 2011 and $325,850 as of November 30, 2010. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

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

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. As of August 31, 2011, the Company had $1,641 of equipment and $6,329 as of November 30, 2010. This decrease represents the depreciation of existing equipment.

Results of Operations For the Three Months Ended August 31, 2011 and August 31, 2010

Revenues: Revenue for the three-month period ended August 31, 2011 was $16,566 compared to $46,437 for three months ended August 31, 2010. The Company's revenues decreased by $29,871, which represents a 64.4% decrease from the same period in the prior year. The Company's decrease in revenue is principally due to the generally deteriorating economic conditions and that the Company did not start new installations of its Telecommunication Services during the period ended August 31, 2011.

Cost of Sales: Cost of Sales for the three months ended August 31, 2011 was $83,599 compared to $109,392 for the three months ended August 31, 2010. The Company's cost of sales decrease was $25,793, which represents a 23.6% decrease from the same period in the prior year and was due to lower costs associated with the decrease in revenues such as costs of wiring and installation as well as costs related to set top boxes. In addition, the Company reduced its costs associated with marketing and sales.

Depreciation and Amortization: For the three-month period ended August 31, 2011 we recorded $18,918 in depreciation and amortization expenses compared to $22,895 during the three months ended August 31, 2010.

General and Administrative Expenses: General and Administrative Expenses for the three-month period ended August 31, 2011 was $99,688 compared to $133,760 for the three months ended August 31, 2010. The Company's general and administrative expenses decrease was $34,072, which represents a 25.5% decrease from the same period in the prior year and was mainly due to decreased non-cash compensation expenses.

Interest Expense: The Company's interest expense for the three month period was $34,989 compared to $26,754 interest expense during the same period in the prior year. This increase was related to interest payments on increased outstanding loan balances.

Results of Operations For the Nine Months Ended August 31, 2011 and 2010

Revenues: Revenue for the nine-month period ended August 31, 2011 was $120,553 compared to $147,454 for nine months ended August 31, 2010. The Company's revenues decreased by $26,901, which represents a 18.2% decrease from the same period in the prior year. The Company's decrease in revenue is principally due to the generally deteriorating economic conditions and that the Company did not start new installations of its Telecommunication Services during the period ended August 31, 2011.

Cost of Sales: Cost of Sales for the nine months ended August 31, 2011 was $247,743 compared to $262,955 for the nine months ended August 31, 2010. The Company's cost of sales decrease was $15,212, which represents a 5.78% decrease from the same period in the prior year and was due to lower costs associated with the decrease in revenues such as costs of wiring and installation as well as costs related to set top boxes. In addition, the Company reduced its costs associated with marketing and sales.

Depreciation and Amortization: For the nine-month period ended August 31, 2011 we recorded $76,097 in depreciation and amortization expenses compared to $68,983 during the nine months ended August 31, 2010.

General and Administrative Expenses: General and Administrative Expenses for the nine-month period ended August 31, 2011 was $404,032 compared to $470,053 for the nine months ended August 31, 2010. The Company's general and administrative expenses decrease was $66,021, which represents a 14% decrease from the same period in the prior year and was mainly due to decreased non-cash compensation expenses.

Interest Expense: The Company's interest expense for the three month period was $97,405 compared to $74,758 interest expense during the same period in the prior year. This increase was related to interest payments on increased outstanding loan balances.

Liquidity and Capital Resources

As of August 31, 2011, we had no cash resources. During the nine months ended August 31, 2011 and 2010, we had net cash used in operating activities of $324,332 and $217,366, respectively. The cash was used to fund our negative cash flow from operations for the respective periods, adjusted for $76,097 and $68,983 in depreciation and amortization expenses for the nine months ended August 31, 2011 and 2010, respectively; $93,270 and $77,660 in non-cash expenses during the nine months ended August 31, 2011 and 2010, respectively, and $30,645 and $30,645 in contributions by managementduring the nine months ended August 31, 2011 and 2010, respectively. Our changes in operating assets and liabilities during the nine month period ended August 31, 2011 and 2010 was $180,380 and $334,701, respectively.

During the nine-month periods ended August 31, 2011 and 2010, we had no investing activities.

Net cash provided by financing activities was $308,219 for the nine months ended August 31, 2011 compared to $235,581 in net cash provided by financing activities for the nine months ended August 31, 2010. During the nine months ended August 31, 2011, the Company received loans from shareholders in the amount of $257,637 and procceds of $50,000 from the issuance of common stock. The net cash proceeds from financing activities for the period ended August 31, 2010 resulted from $234,985 in repayments of bank loans, $49,000 in proceeds from the issuance of common stock  and loan proceeds of $421,927 from affiliated shareholders.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $3,994,935 through August 31, 2011. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including equipment acquisition and maintenance and marketing related to our Telecommunications Services. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs, including our plan for expansion, at least for the next 12 months. Our cash requirements for fiscal year 2011 are estimated to be $600,000 based on our present revenues. We have short-term funding commitments of $500,000 from one of our controlling shareholders until such time the Company generates positive cash flow from operations or is able to secure alternative long-term funding through the issuance of debt and/or equity. However, there can be no assurance that this commitment will continue to exist into future periods. While we expect to be able to meet our current debt obligations provided that our current customer base does not decrease, in the event that additional interim funding from our affiliates should be either reduced or should cease, our operations could be materially, adversely effected.. At present, the Company is unable to meet its obligations under the Ericsson agreement unless it raises additional funding, no current negotiations are on-going and unless the Company is able to secure such funding, we may not be able to pursue our business opportunity with Ericsson.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of August 31, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
Dated: October 14, 2011
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer
Dated: October 14, 2011
Ile des Soeurs, Quebec, Canada