Form 10-K
period 2011-11-30
Hipso Multimedia, Inc.
filed 2012-02-27
CIK 1345865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________________

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On November 30, 2011, the aggregate market value of the 14,257,410 common stock held by non-affiliates of the Registrant was approximately $1,425,741. On November 30, 2011, the Registrant had 68,477,765 shares of common stock issued and outstanding.

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

Major Customers

As of November 30, 2011, the Company had one customer who generated 75% of our revenues.

Government Regulation

The Company’s business is not subject to any governmental regulation.

Recent Developments

On November 30, 2011, the Company, entered into an Asset Purchase Agreement (the “Agreement”) with 3324109 Canada Inc., a Canadian corporation owned by Gary Oberman (“GaryCo”) and 8040397 Canada Inc., a Canadian corporation, owned by Bartek Bulzak (“BulzakCo”), collectively, the “Sellers”, “Buildablock” or “BAB”, pursuant to which the Company will acquire and the Sellers will sell assets comprised of an Internet and mobile service platform whose purpose is to empower or capitalize on the growth of the neighborhood, local economy. As a social network platform, Buildablock addresses a powerful need in social networking. The assets have a fair value of $10,000. The Sellers have conducted no other business other than the development of this platform. The intellectual property was funded 100% by the respective Sellers personally. The Company will issue to the Sellers 50% of the outstanding stock following a proposed 1 for 8 reverse stock split. The amount of the shares post-split will amount to 8,559,721 common shares. Control will remain with the current board of directors, and the Company will add the Sellers to the board of directors.

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS Back to Table of Contents

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K for the year ended November 30, 2011.

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

The Company has lost money in every quarter since the inception of its business. As of November 30, 2011, our accumulated loss was $4,150,676. The four principal shareholders of the Company had advanced $1,874,681 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) or (US$141,870. The loans have no specific terms of repayment and are unsecured. Interest expense for the years ended November 30, 2011 and 2010 were $131,402 and $120,775, respectively. Accrued interest on these loans as of November 30, 2011 and 2010 were $285,354 and $157,075, respectively.

The Company is attempting to raise equity funding but, thus far, has been unsuccessful. Given its present plans to expand its business, in the absence of such loans or successful fundraising, the Registrant through Valtech, which is its operating subsidiary, will fail. If, however, Valtech ceased trying to expand and simply administered the accounts it has developed, in management's opinion, it is anticipated that we could become cash flow positive within twelve months.

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

Valtech is dependent upon one major customer representing 75% of the Company's revenues in fiscal year 2011. One customers accounted for 100% of the Company’s accounts receivable at November 30, 2011.

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

As of November 30, 2011, the four principal shareholders of the Company had advanced $1,874,681 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($141,870 (US$)). The loans have no specific terms of repayment and are unsecured.

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

The Company intends to consider acquisitions of businesses in the future. Acquisitions of businesses and technologies involve numerous risks, including the diversion of the attention of management, difficulties in assimilating the acquired operations, loss of key employees from the acquired company and difficulties in transitioning key customer relationships. In addition, acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any of these factors could materially harm the Company’s business or operating results. On November 30, 2011, the Company entered into an asset purchase agreement with Buildablock Corp. See disclosure under subheading "Recent Developments"

The Company’s quarterly operating results are likely to fluctuate significantly, causing its stock price to be volatile.

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

Possible Issuance of Additional Securities.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.00001. As of November 30, 2011, we had 68,477,765 shares of common stock issued and outstanding. We may issue additional shares of common stock in connection with any financing activities, as compensation for services or in connection with any future acquisitions. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.

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

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	High	Low	High	Low	High	Low
First Quarter ended February 28,	$0.18	$0.06	$0.12	$0.04	$1.29	$0.09
Second Quarter ended May 31,	$0.10	$0.05	$0.18	$0.09	$0.25	$0.06
Third Quarter ended August 31,	$0.06	$0.02	$0.15	$0.10	$0.16	$0.06
Fourth Quarter ended November 30,	$0.08	$0.03	$0.16	$0.09	$0.13	$0.04

Approximate Number of Holders of Common Stock: On November 30, 2011, there were approximately 25 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Registrant's board of director approved an equity compensation plan under which 3,000,000 shares of our common stock is authorized for issuance. No shares have been issued under such plan as of the filing of this mended annual report for the year ended November 30, 2011.

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

Date of Issuance	Name	No. of Shares	Consideration	Exemption
02/13/2009	Dan Ryan	50,000	Exercise of options in exchange for $7,000	Section 4(2)
06/15/2009	Claude Gendron	300,000	For services valued at $48,000	Section 4(2)
09/05/2009	Marc Chabot	250,000	Private placement valued at $25,000	Section 4(2)
09/21/2009	MLCIA Publication	180,000	For services valued at $18,900	Section 4(2)
02/10/2010	Harold Gervais	125,000	For services valued at $7,500	Section 4(2)
02/10/2010	Daniel Ringuet	90,000	Exercise of options in exchange for $5,400	Section 4(2)
02/10/2010	Daniel Ringuet	10,000	For services valued at $600	Section 4(2)
02/10/2010	Solnex Inc.	25,000	For services valued at $1,500	Section 4(2)
02/23/2010	Joel Pensley	500,000	Exercise of options in exchange for $25,000	Section 4(2)
04/01/2010	Claude Gendron	500,000	Private placement valued at $24,000	Section 4(2)
04/08/2010	Daniel Ringuet	90,000	Exercise of options in exchange for $12,600	Section 4(2)
04/08/2010	Solnex Inc.	25,000	For services valued at $3,500	Section 4(2)
04/08/2010	Harold Gervais	75,000	For services valued at $10,500	Section 4(2)
05/21/2010	Guylain Pelletier	400,000	Conversion of $50,000 of debt into equity	Section 4(2)
05/28/2010	Gaetan Giguere	80,000	Conversion of $10,000 of debt into equity	Section 4(2)
06/01/2010	Michael Price	200,000	Conversion of $25,000 of debt into equity	Section 4(2)
06/09/2010	David Cleale	160,000	Conversion of $20,000 of debt into equity	Section 4(2)
06/18/2010	David Oliver-Trottier	64,000	Conversion of $8,000 of debt into equity	Section 4(2)
06/25/2010	Rene Mathieu	270,256	Conversion of $33,800 of debt into equity	Section 4(2)
06/25/2010	Leandre Vachon	160,000	Conversion of $20,000 of debt into equity	Section 4(2)
06/25/2010	Julee Pare	80,000	Conversion of $10,000 of debt into equity	Section 4(2)
07/02/2010	Charles Rancourt	200,000	Conversion of $25,000 of debt into equity	Section 4(2)
07/02/2010	Jean Boissonneault	120,000	Conversion of $15,000 of debt into equity	Section 4(2)
07/22/2010	Richard Chevenal	200,000	Conversion of $25,000 of debt into equity	Section 4(2)
07/15/2010	Sylvie Vachon	80,000	Conversion of $10,000 of debt into equity	Section 4(2)
07/16/2010	Hugues Pomerleau	200,000	Conversion of $25,000 of debt into equity	Section 4(2)
07/16/2010	Dave Jacques	80,000	Conversion of $10,000 of debt into equity	Section 4(2)
08/06/2010	Eric Lessard	120,000	Conversion of $15,000 of debt into equity	Section 4(2)
09/01/2010	Peter John Burningham	100,000	Conversion of $12,500 of debt into equity	Section 4(2)
09/01/2010	Gilles Lamarche	150,000	For services valued at $9,000	Section 4(2)
09/01/2010	Benoit Desmeules	100,000	For services valued at $6,000	Section 4(2)
09/01/2010	Jean-Rene Lemieux	50,000	For services valued at $3,000	Section 4(2)
11/15/2010	Constellation Asset Management	570,000	For services valued at $68,400	Section 4(2)
11/15/2010	Jens Dalsgaard	570,000	For services valued at $68,400	Section 4(2)

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

Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	-0-	-0-	3,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	3,000,000

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Operating Results Data:	2011	2010
Revenues	$134,422	$188,908
Net loss	(860,465)	(1,151,835)
Net loss per basic common shareholder	(0.01)	(0.02)
Basic weighted average common shares	67,167,107	58,431,597

Financial Position Data:
Total assets	35,181	168,732
Total liabilities	2,611,047	2,223,045
Stockholders' deficit	(2,575,866)	(2,054,313)

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

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. On November 30, 2011, the Company had $0 in cash and cash equivalents. At November 30, 2010, the company had $13,005 in cash.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable to expense when deemed uncollectible. The Company had $29,863 bad debt expenses at the end of November 30, 2011 compared to $9,807 in 2010. The Company accounts receivable for the years ended November 30, 2011 and 2010 were $26,147 and $18,319, respectively.

Deferred Costs. The Company's deferred development costs were $450,876 at November 30, 2011 and $447,954 at November 30, 2010. The Company recorded $450,876 amortization expense due to ceasing its business operations as of November 30, 2011 and $325,850 for the year ended November 30, 2010. The Company's deferred development costs are amortized over five (5) years. The level of development costs is directly related to the level of business development which we cannot predict with certainty, although Valtech is actively marketing its telecommunications services.

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

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives 5 - 7 years for equipment. The Company does not own real estate. The Company had equipment valued at $0 due to ceasing its business operations as of November 30, 2011 and $6,329 for the year ended November 30, 2010.

Results of Operations.

Comparison of the years ended November 30, 2011 and 2010

Revenues: Our wholly-owned subsidiary Valtech accounted for one hundred per cent (100%) of revenues for November 30, 2011 and 2010, respectively. Our revenues for the year ended November 30, 2011 were $134,422 compared to $188,908 for year ended November 30, 2010. The Company's revenues decreased by $54,486, which represents a 29% decrease from the prior year. The Company's decrease in revenues is mainly attributable to the general economic downturn in the construction business.

Cost of Sales: Cost of Sales for the year ended November 30, 2011 was $301,379 compared to $362,309 for year ended November 30, 2010. The Company's cost of sales increase was $60,930, which represents a 17% decrease from prior year. Thus, the decrease in the cost of sales was directly related to the decrease in wirings and installations as well as equipment.

Depreciation and Amortization: For the year ended November 30, 2011 we recorded $132,490 in depreciation and amortization expenses compared to $92,446 during the year ended November 30, 2010.

General and Administrative Expenses: General and Administrative Expenses for the year ended November 30, 2011 was $429,616 compared to $757,481 for year ended November 30, 2010. The Company's general and administrative expenses decrease was $327,865, which represents a 43% decrease from the prior year mainly due to decreased non-cash compensation expenses.

Interest Expense: The Company's interest expense for the year ended November 30, 2011 was $131,402 compared to $128,507 for year ended November 30, 2010. The increase of $2,895 represents a 2% increase and was the direct result of increases in related party loans and related interest payments.

Liquidity and Capital Resources

During the year ended November 30, 2011, our net cash decreased by $13,005. During the year ended November 30, 2011 and 2010, net cash used in operating activities was $388,545 and $591,945, respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

We had no investing activities in the years ended November 30, 2011 and 2010.

Net cash provided by financing activities was $355,851 during the year ended November 30, 2011 compared to $609,914 net cash provided by financing activities during the year ended November 30, 2010. The net cash provided by financing activities for the year ended November 30, 2011 resulted from proceeds of $70,000 related to the issuance of stock, proceeds of $285,749 in loans from affiliated shareholders. The net cash provided by financing activities for the year ended November 30, 2010 resulted from proceeds of $338,282 related to the issuance of stock, proceeds of $542,632 in loans from affiliated shareholders offset by $270,639 in repayments of a bank loan.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued an uncertainty for the year ended November 30, 2010 based on going concern.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $4,150,676 through November 30, 2011. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Effect of Exchange Rate on Cash.

During 2011, the Company reported a gain of $19,689 due to changes in the exchange rate compared to a loss of $4,964 in 2010. A loss reflects an increase in the value of the Canadian dollar as compared to the United States dollar.

Cash end of Year. The Company's cash decreased by $13,005 to $0 at the end of November 30, 2011 compared to an increase of $13,005 at the end of November 30, 2010.

Off-Balance Sheet Arrangements

As of November 30, 2011 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

Report of independent registered public accounting firm Back to Table of Contents

Board of Directors
HIPSO Multimedia, Inc.
Montreal, Canada

We have audited the accompanying consolidated balance sheets of HIPSO Multimedia, Inc. and subsidiary (the “Company”) as of November 30, 2011 and 2010 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the years ended November 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIPSO Multimedia, Inc. as of November 30, 2011 and 2010, and the results of its consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the years ended November 30, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY

February 24, 2012

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Balance Sheets Back to Table of Contents
November 30, 2011 and 2010

	IN US$
	November 30, 2011	November 30, 2010
ASSETS
Current assets:
Cash	$-	$13,005
Accounts receivable	26,147	18,319
Prepaid expenses and other current assets	9,034	8,975
Total current assets	35,181	40,299

Fixed assets:
Office and computer equipment, net	-	6,329

Other assets:
Deferred costs, net	-	122,104

Total assets	$35,181	$168,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Loan payable to shareholders	$1,874,681	$1,697,980
Cash overdraft	102	-
Liability for stock to be issued	-	25,000
Accounts payable	334,899	276,519
Accrued expenses	401,365	223,548
Total current liabilities	2,611,047	2,223,045

Total liabilities	2,611,047	2,223,045

Stockholders' deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized;
68,477,765 and 62,597,764 shares issued and outstanding
at November 30, 2011 and 2010, respectively	685	626
Additional paid-in capital	1,550,769	1,199,268
Additional paid-in capital - warrants	145,512	145,512
Accumulated deficit	(4,150,676)	(3,290,211)
Accumulated other comprehensive income (loss)	(122,156)	(109,508)
Total stockholders' deficit	(2,575,866)	(2,054,313)
Total liabilities and stockholders' deficit	$35,181	$168,732

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (loss) Back to Table of Contents
For the Years Ended November 30, 2011 and 2010

	IN US$
	For the Year ended	For the Year ended
	November 30, 2011	November 30, 2010

Revenue	$134,422	$188,908
Costs and expenses:
Cost of sales	301,379	362,309
Depreciation and amortization	132,490	92,446
Administrative expenses	429,616	757,481
Total costs and expenses	863,485	1,212,236
Operating loss	(729,063)	(1,023,328)

Non-Operating Income (Expenses):
Interest income	-	-
Interest expense	(131,402)	(128,507)
Total Non-Operating Expense	(131,402)	(128,507)

Net loss	$(860,465)	$(1,151,835)

Net loss per common share (Basic and Diluted)	$(0.01)	$(0.02)

Weighted average shares outstanding	67,176,107	58,431,597

Other Comprehensive Income (Loss):
Comprehensive income (loss) - beginning of period	$(860,465)	$(1,151,835)
Cumulative translation adjustments	(12,648)	(48,207)
Comprehensive income (loss) - end of period	$(873,113)	$(1,200,042)

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Deficit Back to Table of Contents
For the Years Ended November 30, 2011 and 2010

					Additional	Additioal	Retained	Accumulated Other
	Preferred		Common		Paid-in	Paid-in	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Capital-Warrants	(Deficit)	Income (Loss)	Total

Balance November 30, 2008	-	$-	54,888,508	$549	$271,303	$-	$(1,117,753)	$113,013	$(732,888)

Shares issued for cash	-	-	250,000	2	24,998				25,000
Shares issued for services	-	-	1,765,000	18	269,332		-	-	269,350
Exercise of stock options	-	-	300,000	3	44,497		-	-	44,500
Fair value of options granted	-	-	-	-	17,302		-	-	17,302
Fair value of rent contributed by major shareholder	-	-	-	-	40,860		-	-	40,860
Net loss for the year ended November 30, 2009	-	-	-	-	-	-	(1,020,623)	(174,314)	(1,194,937)
Balance November 30, 2009	-	$-	57,203,508	$572	$668,292	$-	$(2,138,376)	$(61,301)	$(1,530,813)

Shares issued for cash	-	-	3,014,256	30	192,740	145,512	-	-	338,282
Shares issued for services	-	-	1,700,000	17	178,383	-	-	-	178,400
Exercise of stock options	-	-	680,000	7	42,993	-	-	-	43,000
Fair value of options granted	-	-	-	-	36,000	-	-	-	36,000
Fair value of rent contributed by major shareholder	-	-	-	-	40,860	-	-	-	40,860
Conversion of liability to paid-in capital - related party	-	-	-	-	40,000	-	-	-	40,000
Net loss for the year ended November 30, 2010	-	-	-	-	-	-	(1,151,835)	(48,207)	(1,200,042)
Balance November 30, 2010	-	$-	62,597,764	$626	$1,199,268	$145,512	$(3,290,211)	$(109,508)	$(2,054,313)

Shares issued for conversion of loan payable to shareholders	-	-	3,050,000	31	121,969	-	-	-	122,000
Shares issued for services, net of shares cancelled for services	-	-	1,396,667	14	93,686	-	-	-	93,700
Shares issued for cash	-	-	1,433,334	14	94,986	-	-	-	95,000
Fair value of rent contributed by major shareholder	-	-	-	-	40,860	-	-	-	40,860
Net loss for the year ended November 30, 2011	-	-	-	-	-	-	(860,465)	(12,648)	(873,113)
Balance November 30, 2011	-	$-	68,477,765	$685	$1,550,769	$145,512	$(4,150,676)	$(122,156)	$(2,575,866)

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows Back to Table of Contents
For the Years Ended November 30, 2011 and 2010

	IN US$
	November 30, 2011	November 30, 2010

Net loss
	$(860,465)	$(1,151,835)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	132,490	92,446
Stock based compensation and shares issued for services	73,270	214,400
Contributed expenses by management	40,860	40,860
Changes in operating assets and liabilities:
Accounts receivable	(7,708)	16,078
Prepaid expenses and other current assets	-	31,360
Accounts payable and accrued expenses	233,008	164,746
Net cash used in operating activities	(388,545)	(591,945)

Cash flow from investing activities:
Deferred development	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in cash overdraft	102	(361)
Cash received for common stock	70,000	338,282
Loan payable to bank	-	(270,639)
Loan payable to shareholder	285,749	542,632
Net cash provided by financing activities	355,851	609,914

Effect of exchange rate on cash	19,689	(4,964)

Increase (decrease) increase in cash	(13,005)	13,005
Cash - beginning of year	13,005	-
Cash - end of the year	$-	$13,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$7,732

NONCASH OPERATING AND FINANCING ACTIVITIES:	$-	$40,000
Conversion of liability for additional paid in capital	$25,000	$-
Conversion of stock liability for equity

See accompanying notes to consolidated financial statements.

HIPSO MULTIMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred net losses of $860,465 and $1,151,835 for the years ended November 30, 2011 and 2010, and has a working capital deficiency of $2,575,866 as of November 30, 2011.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $29,863 at November 30, 2011.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended November 30, 2011 and 2010 are included in selling and promotion expenses in the consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	November 30, 2011	November 30, 2010

Net loss	$(860,465)	$(1,151,835)

Weighted-average common shares outstanding (basic)	67,167,107	58,431,597

Weighted-average common stock equivalents
Stock options	50,000	2,140,000
Warrants	2,714,256	2,514,256
Weighted-average common shares outstanding (diluted)	69,931,363	63,085,853

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of November 30, 2011 and for the years ended November 30, 2011 and 2010, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the years ended November 30, 2010 to conform with the November 30, 2011 presentation. These reclassifications had no effect on the net loss for the year ended November 30, 2010.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of November 30, 2011, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted.

The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - FIXED ASSETS

Fixed assets as of November 30, 2011 and 2010 were as follows:
	Estimated Useful
	Lives (Years)	November 30, 2011	November 30, 2010
Computer and office equipment	5	$31,966	$31,758
Less: accumulated depreciation		31,966	25,429
Property and equipment, net		$0	$6,329

There was $6,576 and $6,289 charged to operations for depreciation expense for the years ended November 30, 2011 and 2010, respectively.

NOTE 4 - DEFERRED COSTS

Deferred costs as of November 30, 2011 and 2010 were as follows:
	November 30, 2011	November 30, 2010
Deferred Costs	$450,876	$447,934
Less: accumulated depreciation	450,876	325,830
Property and equipment, net	$0	$122,104

There was $125,911 and $86,157 charged to operations for amortization expense for the years ended November 30, 2011 and 2010, respectively.

NOTE 5 - RELATED PARTY LOANS

As of November 30, 2011, the four principal shareholders of the Company had advanced $1,874,681 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($147,105 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the years ended November 30, 2011 and 2010 were $131,402 and $120,775, respectively. Accrued interest on these loans as of November 30, 2011 was $285,354.

NOTE 6 - COMMITMENTS

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

Financing Agreement

On June 15, 2010, the Company entered into an Engagement Agreement with DME Securities LLC (“DME”) to raise $10,000,000 in debt or equity financing on a best efforts basis. The Engagement Agreement terminates on May 31, 2011 and the Company is responsible to pay a 10% success fee upon the successful completion of the Placement of funds. DME is also to receive Placement Agent Warrants upon the Placement. DME has not able to raise any funds for the Company as and the agreement was not renewed.

On August 18, 2010, the Company executed an equity financing commitment of up to $5,000,000 from Dutchess Capital through its Dutchess Opportunity Fund, L.P. The commitment has a 3 year term, and the Company may sell its shares of common stock to Dutchess Capital up to the total committed amount. The Company will determine, at its sole discretion, the amount and timing of any sales of these shares. The purchase price of the shares shall be set at 95% of the lowest daily VWAP of the common stock of the Company during the 5 consecutive trading days immediately after the put date as defined in the term sheet. The Company has not sold any shares under this term sheet as of November 30, 2011.

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

In connection with the financing, Notre-Dame Capital Inc. will receive a cash fee equal to 8% of the gross proceeds raised under the offering plus 4% warrants of the raised funds. Each warrant entitling Notre-Dame Capital Inc. to purchase one share of common stock. The warrants will be exercisable at the financing price for a period of three years after the closing of the financing. In addition to the proposed financing, Notre-Dame Capital Inc. and its affiliates have purchased 3,000,000 common shares of the Company from the directors of the Company. As of November 30, 2011, there has been no money raised under this proposed financing.

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

NOTE 7 - ACQUISITION - BUILDABLOCK

On November 30, 2011, the Company, entered into an Asset Purchase Agreement (the “Agreement”) with 3324109 Canada Inc., a Canadian corporation hereby represented by Gary Oberman (“GaryCo”) and 8040397 Canada Inc., a Canadian corporation, hereby represented by Bartek Bulzak (“BulzakCo”), collectively, the “Sellers”, “Buildablock” or “BAB”, pursuant to which the Company will acquire and the Sellers will sell assets comprised of an Internet and mobile service platform whose purpose is to empower or capitalize on the growth of the neighborhood, local economy. As a social network platform, Buildablock addresses a powerful need in social networking. The assets have a fair value of $10,000. The Sellers have conducted no other business other than the development of this platform. The intellectual property was funded 100% by the respective Sellers personally. The Company will issue to the Sellers 50% of the outstanding stock following a proposed 1 for 8 reverse stock split. The amount of the shares post-split will amount to 8,559,721 common shares. Control will remain with the current board of directors, and the Company will add the Sellers to the board of directors.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of November 30, 2011, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001.

The Company has 68,477,764 shares issued and outstanding as of November 30, 2011.

During the quarter ended November 30, 2011, the Company issued:

During the quarter ended November 30, 2011, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

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

The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period. During the years ended November 30, 2011 and 2010, stock based compensation was $0 and $36,000, respectively.

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

On March 13, 2008, in connection with the April 8, 2008 consulting agreement, ~~acts,~~ 2,400,000 five-year stock options were granted ~~issued~~ exercisable at a price of $0.06 per share, as follows: 1,000,000 options on the date of the consulting agreement, 400,000 options vested on May 1, 2008, and the balance vested at the rate of 200,000 per month commencing June 1, 2008 through October 1, 2008.

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

The Company has expensed the entire amount due to the uncertainty of the collectability of this amount. Of the 600,000 options, 50,000 options remain unexercised as of November 30, 2011.

On December 16, 2008, the Company issued 250,000 options at $0.05 ($25,000), which were expensed, and these options were exercised immediately.

The following is a summary of the outstanding stock options for the years ended November 30, 2011 and 2010:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2010	740,000	$0.06	3.015	$43,700
Granted	-	0.056	0.00	-
Exercised	-	0.06	0.00	(-)
Cancelled	(690,000)	(0.06)	1.00	(41,400)
Outstanding, November 30, 2011	50,000	$0.06	2.015	$2,300
Exercisable, November 30, 2011	50,000	$0.06	2.015	$2,300

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2009	1,450,000	$0.06	4.87	$86,500
Granted	1,370,000	0.056	1.00	77,200
Exercised	(680,000)	0.06	1.00	(36,000)
Cancelled	-	-	-	-
Outstanding, November 30, 2010	2,140,000	$0.06	3.015	$127,000
Exercisable, November 30, 2010	2,140,000	$0.06	3.015	$127,000

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
Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Investors from April 5, 2010 offering	2,714,256	May to September 2010	$ 0.20	May to Septembe 2013
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

At November 30, 2011, deferred tax assets consist of the following:

Net operating losses	$1,411,230
Valuation allowance	(1,411,230)
$-

At November 30, 2011, the Company had a net operating loss carryforward in the approximate amount of $4,150,676, available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended November 30, 2011 and 2010 is summarized as follows:

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

NOTE 11 - CONCENTRATION OF CREDIT RISK

On November 30, 2011, 100% of the Company’s accounts receivable (after consideration of the accounts receivable reserve) was with one customer. In addition, this customer represented approximately 75% of the revenue for the year ended November 30, 2011 and the only customer currently being serviced by the Company. This customer is considered a major customer of the Company.

On November 30, 2010, $10,815, or 39% of the Company’s accounts receivable was with two customers. In addition, there was one customer who represented approximately 56% of the revenue for the year ended November 30, 2010. This customer is considered a major customer of the Company.

NOTE 12 - TERMINATION OF PURCHASE AGREEMNET

On January 24, 2011, the Company entered into a purchase agreement to acquire a private telecommunications company named Groupe Pagex Inc., which owns and operates an existing telecommunications network in Quebec City, and surrounding Lac St-Jean and Beauce areas.

Groupe Pagex specializes in the implementation and management of IP and Wi-Fi networks in the commercial and residential market. They have generated 1.7 million in prior year sales. The Company and Groupe Pagex Inc. terminated this agreement in the fourth quarter of fiscal 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of November 30, 2011, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2011.

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

Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of November 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title
Rene Arbic	59	Chief Executive Officer and President and Director
Alex Kestenbaum	50	Secretary, Treasurer and Director

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Rene Arbic, CEO	2011	50,770	---	---	---	---	50,770
	2010	80,000	---	---	---	---	80,000
	2009	63,744	---	---	---	---	63,744
Alex Kestenbaum, CFO	2011	---	---	---	---	---	---
	2010	---	---	---	---	---	---
	2009	---	---	---	---	---	---

Rene Arbic became Chief Executive Officer of the Registrant on June 2, 2008. He entered into a one year employment agreement to serve as President of the Registrant’s subsidiary, Valtech, on October 1, 2006 which agreement has been extended and is still in full force. He receives no compensation for serving as President of the Registrant.

Alex Kestenbaum became Chief Financial Officer, Treasurer and Secretary on June 2, 2008 of the Registrant and Chief Financial Officer of Valtech, its subsidiary. He has not entered into a contract with the Registrant and receives no compensation for acting as an officer or director of the Registrant nor for his services to Valtech.

Outstanding Equity Awards at Fiscal Year-End Table.

As of November 30, 2011, there were no outstanding equity awards for the directors and executive officers of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's common stock. As of November 30, 2011, the Registrant had 68,477,765 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Common Stock	Rene Arbic, CEO and Director 550 Chemin du Golf, Suite 202 Ile des Soeurs, Quebec, H3E 1A8, Canada	14,043,634 shares	20.51%
Common Stock	Alex Kestenbaum, CFO and Director 100-2700 Rufus-Rockhead Montreal, Quebec, H3J 2Z7, Canada	1,600,000 shares	2.34%
Common Stock	Peter Varadi 100-2700 Rufus-Rockhead Montreal, Quebec, H3J 2Z7, Canada	16,348,360 shares	23.87%
Common Stock	Morden Lazarus 759 Square Victoria, Suite 200 Montreal, Quebec, H2Y 2J7, Canada	16,348,360 shares	23.87%
Common Stock	All officers and directors as a group (2 people)	15,643,634 shares	22.85%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE Back to Table of Contents

As of November 30, 2011, the four principal shareholders of the Company had advanced $1,874,681 to the Company for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($141,870 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the years ended November 30, 2011 and 2010 were $131,402 and $120,775, respectively. Accrued interest on these loans as of November 30, 2011 and 2010 was $285,354 and $157,075, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed KBL, LLP, which firm has issued its report on our consolidated financial statements for the years ended November 30, 2011 and 2010.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by KBL, LLP for the audit of the Registrant's annual financial statements for the years ended November 30, 2011 and 2010, and fees billed for other services rendered by KBL, LLP during those periods.

Year Ended
	November 30, 2011	November 30, 2010
Audit fees (1)	$31,000	$31,000
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A
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
Dated: February 24, 2012
Ile des Soeurs, Quebec, Canada

/s/ Alex Kestenbaum
Chief Financial Officer and Director
Dated: February 24, 2012
Ile des Soeurs, Quebec, Canada