Form 10-Q
period 2012-02-29
Buildablock Corp.
filed 2012-04-20
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission File No.: 000-54491

BUILDABLOCK CORP.

(Exact name of registrant as specified in its charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	22-3914075 (I.R.S. Employer Identification No.)
759 Square Victoria, Suite 200, Montreal, Quebec (Address of principal executive offices)	H2Y 2J7 (Zip Code)

(855) 946-5255

(Registrant’s telephone number, including area code)

Hipso Multimedia, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company.” See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 30, 2012, 17,510,968 shares of common stock, par value $0.00001 per share, of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended November 30, 2011. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to commercialize the Buildablock Platform;

•	our ability to establish critical strategic partnerships;

•	our ability to achieve adoption of the Buildablock Platform by consumers and merchants;

•	our ability to generate revenues and achieve profitable operations;

•	our ability to raise additional financing required to fund our operations;

•	competition;

•	our dependence on the use of social media as a tool for commercial transactions;

•	risks associated with protecting our proprietary rights;

•	the outcome of future litigation;

•	costs associated with and compliance with securities laws and regulations;

•	dependence on our information systems; and

•	retention of key personnel.

BUILDABLOCK CORP.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of February 29, 2012 (unaudited) and November 30, 2011	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended February 29, 2012 and February 28, 2011 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended February 29, 2012 and February 28, 2011 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

SIGNATURES		29

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BUILDABLOCK CORP.
(formerly Hipso Multimedia, Inc.)
Condensed Consolidated Balance Sheets

February 29, 2012 (Unaudited) and November 30, 2011 and 2010

	IN US$
	February 29,	November 30,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,336	$—
Accounts receivable	21,624	26,147
Prepaid expenses and other current assets	4,257	9,034
Total Current Assets	31,217	35,181

FIXED ASSETS
Office and computer equipment, net	—	—

OTHER ASSETS
Deferred costs, net	—	—

Total Assets	$31,217	$35,181

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Loan payable to shareholders	$1,928,319	$1,874,681
Cash overdraft	—	102
Liability for stock to be issued	—	—
Accounts payable	389,275	334,899
Accrued expenses	460,315	401,365
Total Current Liabilities	2,777,909	2,611,047

TOTAL LIABILITIES	2,777,909	2,611,047

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001, 100,000,000 shares authorized,
70,043,765 and 68,477,765 issued and outstanding at February 29, 2012
and November 30, 2011, respectively	700	685
Additional paid-in capital	1,636,429	1,550,769
Additional paid-in capital - warrants	145,512	145,512
Accumulated deficit	(4,340,539)	(4,150,676)
Accumulated other comprehensive income (loss)	(188,794)	(122,156)
Total Stockholders' Deficit	(2,746,692)	(2,575,866)

Total Liabilities and Stockholders' Deficit	$31,217	$35,181

See accompanying notes to condensed consolidated financial statements.

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Loss
for the Three Months ended February 29, 2012 and February 28, 2011 (Unaudited)

	IN US$
	For the three months ended
	February 29,	November 28,
	2012	2011
	(unaudited)	(unaudited)

REVENUE	$6,431	$46,168

COSTS AND EXPENSES
Cost of sales	5,562	79,866
Depreciation and amortization	—	28,379
Administrative expenses	155,371	91,682
Total Costs and Expenses	160,933	199,927

OPERATING LOSS	(154,502)	(153,759)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(35,361)	(28,634)
Total Non-Operating Expense	(35,361)	(28,634)

NET LOSS	$(189,863)	$(182,393)

Net loss per common share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding	68,863,721	64,878,872

OTHER COMPREHENSIVE LOSS
Comprehensive loss - beginning of period	$(189,863)	$(182,393)
Cumulative translation adjustments	(66,638)	(99,672)

Comprehensive loss - end of period	$(256,501)	$(282,065)

See accompanying notes to condensed consolidated financial statements.

BUILDABLOCK CORP.
(formerly Hipso Multimedia, Inc.)
Condensed Consolidated Statements Of Cash Flows
for the Three Months ended February 29, 2012 and February 28, 2011 (Unaudited)

	IN US$
	For the three months ended
	February 29,	November 28,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(189,863)	$(182,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	28,379
Stock based compensation and shares issued for services	75,460	(36,000)
Contributed expenses by management	30,645	10,215
Changes in operating assets and liabilities:
Accounts receivable	5,321	(704)
Prepaid expenses and other current assets	5,053	—
Accounts payable and accrued expenses	78,255	36,169
Net cash used in operating activities	4,871	(144,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	(102)	—
Cash received for common stock	—	—
Loan payable to bank	—	—
Loan payable to shareholders	533	136,831
Net cash provided by financing activities	431	136,831

EFFECT OF EXCHANGE RATE ON CASH	34	(393)

INCREASE (DECREASE) IN CASH	5,336	(7,896)
CASH, BEGINNING OF YEAR	—	13,005
CASH, END OF PERIOD	$5,336	$5,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

NONCASH OPERATING AND FINANCING ACTIVITIES
Conversion of notes payable - related parties for equity	$—	$122,000

See accompanying notes to condensed consolidated financial statements.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the November 30, 2011 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Buildablock Corp. (the “Company”) formerly HIPSO Multimedia, Inc., a Florida Corporation was incorporated in April 2005. As described in Note 7, the Company entered into an Asset Purchase Agreement on November 30, 2011 providing for the acquisition of intellectual property rights comprised of an Internet and mobile service platform whose purpose is to empower or capitalize on the growth of the neighborhood, local economy (the “Buildablock Assets”). The Buildablock Assets are in the development stage. In addition to Buildablock’s social networking library, the service is enriched by its new “DealWink” engine, a new e-commerce platform that combines the power of group buying, couponing, and price aggregation, among other things, to drive both value to its customers and opportunity to the retailer. Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In connection with the completion of the acquisition, the Company effected a reverse stock split of the Company’s outstanding shares of common stock, par value$0.00001, on a one-for-eight (1:8) basis (which occurred on March 7, 2012) and issued an aggregate of 8,755,484 shares of common stock effective March 7, 2012, representing 50% of the Company’s outstanding shares after giving effect to the one-for-eight reverse stock split and issuance of the shares. The Buildablock Assets were valued at $10,000. Upon the closing of the transaction, Messrs. Gary Oberman and Bartek Bulzak were elected to the Company’s Board of Directors, Mr. Oberman was appointed President and Chief Executive Officer and Mr. Bulzak was appointed Chief Technical Officer. Effective February 24, 2012, the name of the Company was changed to Buildablock Corp.

The Company, through its wholly owned subsidiary, Valtech Communications, Inc. (“Valtech”) operates a “triple play” network providing digital TV, voice over internet protocol (VoIP) and a high speed internet access all via fiber optic cable. The Company targets the multi-dwelling unit market in Montreal and eventually throughout the Canadian market. The Company offers its retail customer base a bundled package including IP telephony, internet bandwidth in 5 and 10 megabytes per second (Mbps) increments and 80 television channels. The Company also targets hotels, hospitals and retirement homes by offering bulk long-term agreements to their connected customers.

The Company in the past few years has been unable to execute its business plans to the extent it thought possible when the acquisition of Valtech occurred in June 2008. The Company currently has minimal business and few customers and has been unable to penetrate the market successfully. This triggered the acquisition of the Buildablock Assets and in April 2012, the Company’s Board of Directors approved the sale of Valtech to the original Valtech shareholders (see Note 13).

On June 2, 2008, the Company entered into a share exchange agreement with Valtech and issued 40,000,000 shares of its common stock to acquire Valtech. In connection with the share exchange agreement, Valtech became a wholly owned subsidiary of the Company and the Valtech officers and directors became the officers and directors of the Company. Prior to the merger, the Company had not generated any revenues. As a result of the transaction (the “reverse merger”) and for accounting purposes, the reverse merger has been treated as an acquisition of the Company by Valtech and a recapitalization of the Company. The historical financial statements are those of Valtech. Since the reverse merger is a recapitalization and not a business combination, pro-forma information is not presented.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred net losses of $189,863 and $182,393 for the three months ended February 29, 2012 and February 28, 2011, and has a working capital deficiency of $2,746,692 as of February 29, 2012.

New management has had some preliminary discussions regarding further capitalization of the Company. These plans include the raising of capital through the equity markets to fund future operations and generating adequate revenues for the new business of the Company. Even if the Company raises sufficient capital to support its operating expenses and generates revenues, there can be no assurance that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

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

Revenue Recognition

The Company through Valtech receives revenue from subscribers to its triple play network in which it provides digital TV, voice over internet protocol (VoIP), and high speed internet access, all via fiber optic cable. The Company bills its subscribers on a monthly basis and recognizes the monthly revenue based upon the specific plan selected by the subscriber. The Company additionally provides contracted services to wire commercial buildings with fiber optic cable in order to provide for similar services.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $43,416 at February 29, 2012.

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended February 29, 2012 and February 28, 2011 are included in selling and promotion expenses in the consolidated statements of operations.

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

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. All shares will be reflected post 1:8 reverse split for all periods presented subsequent to March 7, 2012. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	February 29,	February 28,
	2012	2011

Net (loss)	$(189,863)	$(182,393)

Weighted-average common shares Outstanding (Basic)	68,863,721	64,878,872

Weighted-average common stock Equivalents
Stock options	50,000	50,000
Warrants	2,714,256	2,514,256

Weighted-average common shares Outstanding (Diluted)	71,627,977	67,443,128

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of February 29, 2012 and for the three months ended February 29, 2012 and February 28, 2011, the Company operates in only one segment and in only one geographical location. There are no operations relating to the Buildablock Assets in the three months ended February 29, 2012.

Reclassifications

The Company has reclassified certain amounts in its condensed consolidated statement of operations for the three months ended February 28, 2011 to conform with the February 29, 2012 presentation. These reclassifications had no effect on the net loss for the three months ended February 28, 2011.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of February 29, 2012, no additional accrual for income taxes other than the federal and state provisions is considered necessary.

Fair Value Measurements

In September 2006, the FASB issued ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued ASC 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends and clarifies the measurement and disclosure requirements of ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted.

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

NOTE 3 - FIXED ASSETS

Fixed assets as of February 29, 2012 (unaudited) and November 30, 2011 were as follows:

		(unaudited)
	Estimated Useful	February 29,	November 30,
	Lives (Years)	2012	2011
Computer and office equipment	5	$32,941	$31,966

Less: accumulated depreciation		32,941	31,966
Property and equipment, net		$0	$0

There was $0 and $1,636 charged to operations for depreciation expense for the three months ended February 29, 2012 and February 28, 2011, respectively.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

NOTE 4 - DEFERRED COSTS

Deferred costs as of February 29, 2012 (unaudited) and November 30, 2011 were as follows:

		(unaudited)
	Estimated Useful	February 29,	November 30,
	Lives (Years)	2012	2011
Deferred Costs	5	$464,623	$450,876

Less: accumulated amortization		464,623	450,876
Property and equipment, net		$0	$0

There was $0 and $26,743 charged to operations for amortization expense for the three months ended February 29, 2012 and February 28, 2011, respectively.

NOTE 5 - RELATED PARTY LOANS

As of November 30, 2011, the four principal shareholders of the Company had advanced $1,928,319 to the Company’s subsidiary Valtech for working capital purposes. These loans bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$) ($151,590 (US$)). The loans have no specific terms of repayment and are unsecured. Interest expense for the three months ended February 29, 2012 and February 28, 2011 were $35,361 and $28,635, respectively. Accrued interest on these loans as of February 29, 2012 was $329,395. Upon the expected sale of Valtech in April 2012, this debt will no longer be included in the consolidated balance sheet of the Company (see Note 13).

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

Service Agreement

In July 2009, the Company’s subsidiary, Valtech Communications, Inc. entered into a written agreement with Groupe Canvar Inc. (a related party through common ownership). The agreement provides for Groupe Canvar, Inc. to provide brochures, price lists, contact information and other literature relating to Valtech Communications, Inc. services to the tenants leasing the apartments or office space in the buildings owned by Groupe Canvar, Inc. In addition, the agreement provides for Valtech Communications, Inc. to install wiring in new and refurbished buildings owned by Groupe Canvar, Inc. to their server for these services. All pricing is at the same terms as those for Valtech Communications, Inc. other customers. The agreement was to expire July 2010, and was extended for another two years through July 2012. This agreement will remain with Valtech in connection with the sale of Valtech in April 2012 (see Note 13).

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

Financing Agreement

On June 15, 2010, the Company entered into an Engagement Agreement with DME Securities LLC (“DME”) to raise $10,000,000 in debt or equity financing on a best efforts basis. The Company was responsible to pay a 10% success fee and to issue Placement Agent Warrants upon the successful completion of any amounts raised. DME was not able to raise any funds for the Company and the Engagement Agreement terminated on May 31, 2011.

On August 18, 2010, the Company executed an equity financing commitment of up to $5,000,000 from Dutchess Capital through its Dutchess Opportunity Fund, L.P. The commitment had a 3 year term, and the Company would sell its shares of common stock to Dutchess Capital up to the total committed amount. The Company would determine, at its sole discretion, the amount and timing of any sales of these shares. The purchase price of the shares would be set at 95% of the lowest daily VWAP of the common stock of the Company during the 5 consecutive trading days immediately after the put date as defined in the term sheet. The Company has not sold any shares under this term sheet and the agreement was cancelled.

On October 12, 2010, the Company entered into an agreement with Notre-Dame Capital Inc. to raise $15,000,000 through an equity and debt financing on a best effort basis. Debentures would be offered in tranches of $50,000 and would bear interest at a rate of 8% per annum, payable quarterly in arrears, and maturing five years from the date of issuance. The principal amount of each debenture would be convertible into common shares of the Company’s stock at the option of the holder. The conversion price would be $0.25 per share for the first two years from the date of issuance, and thereafter at a price per share of $0.30 until maturity.

In connection with the financing, Notre-Dame Capital Inc. would receive a cash fee equal to 8% of the gross proceeds raised under the offering plus 4% warrants of the raised funds. Each warrant would entitle Notre-Dame Capital Inc. to purchase one share of common stock. The warrants would be exercisable at the financing price for a period of three years after the closing of the financing. In addition to the proposed financing, Notre-Dame Capital Inc. and its affiliates would purchase 3,000,000 common shares of the Company from the directors of the Company. No money was raised under this proposed financing and the agreement was cancelled.

Investor Relation/Public Relation Agreements

The Company on November 15, 2010 entered into a Professional IR Industrial Relations Service Agreement with Constellation Asset Management, LLC and a Professional Consulting Services Agreement with Jens Dalsgaard, the principal of Constellation Asset Management, LLC for a period of 90 days, renewable for successive 90 day periods. Under the agreements, the services to be provided to the Company include; the identification of and presenting of potential business entities to enter into advantageous partnerships with the Company, including but not exclusive to, strategic marketing and sales alliances, joint ventures and/or mergers.; advising the Company on product or corporate image advertising; advising the Company on matters pertaining to business development, strategy or compensation; assistance with business plans and shareholder advice and assistance in drafting press releases and various communications to the shareholders.

The Company issued to both Constellation and to Mr. Dalsgaard 570,000 shares of common stock under both agreements as compensation for the services being provided. This Agreement was cancelled on the basis that Constellation retained the 570,000 shares of common stock as compensation for its services.

The Company entered into an agreement with Complete Advisory Partners on April 12, 2011 to provide public relation services. The agreement is for a term of one year but the Company can terminate the services every 90 days. In accordance with the term of the agreement, the Company issued 400,000 shares of common stock as an initial payment. The Agreement with Complete Advisory Partners was cancelled and the company retained the 400,000 shares of common stock issued to it.

Distribution Agreement

On April 11, 2011, the Company signed a long-term distribution agreement with Level Vision Electronics Ltd (“Level”). The five (5) year renewable distribution agreement with Level includes the distribution in North America of its 3-D Television screens technology, including High Definition, LCD screens and computer monitors for commercial applications. The Company was to deploy and bring to market a unique new multimedia solution to enhance the advertising market. This agreement will remain with Valtech in connection with the sale of Valtech in April 2012 (see Note 13).

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

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

The Company commenced a lawsuit against the Consultants and the former transfer agent for its common stock and filed an amended complaint on February 3, 2009, alleging, among other things, non-performance by the Consultants of their obligations under the consulting agreement and their failure to pay for the initial 62,500 options that each exercised.

On August 30, 2009, the Court entered a default judgment against the defendants which provide for an injunction against the transfer agent ordering it not to lift restrictions on the certificates evidencing the 300,000 restricted shares of common stock issued to each Consultant and the 500,000 shares underlying the options granted to each Consultant. On January 26, 2011, the successor transfer agent cancelled the 600,000 restricted shares in the Consultants’ names. On March 1, 2011, attorneys for the Consultants filed a motion seeking legal fees from the Company not to exceed $1,762.50. This case has been terminated and there is no further legal exposure to the Company.

NOTE 7 - ACQUISITION - BUILDABLOCK

On November 30, 2011, the Company, entered into an Asset Purchase Agreement (the “Agreement”) with 3324109 Canada Inc., a Canadian corporation owned by Gary Oberman (“GaryCo”) and 8040397 Canada Inc., a Canadian corporation, owned by Bartek Bulzak (“BulzakCo”), collectively, the “Sellers”, providing for the acquisition by the Company of the Buildablock Assets. The Sellers have conducted no other business other than the development of this platform. The intellectual property was funded 100% by the respective owners of the Sellers personally. The Agreement provides for the issuance of 4,377,742 shares of the Company’s common stock to each of GaryCo and BulzakCo, for an aggregate of 8,755,484 shares, representing 50% of the Company’s outstanding shares after giving effect to a one-for-eight reverse stock split. As of February 29, 2012, the shares have not been issued to the Sellers, and thus the assets have not been recorded. On March 7, 2012, the Company completed the acquisition of the Buildablock Assets and the common shares were issued at that time (see Note 13).

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of February 29, 2012, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001 per share.

The Company has 70,043,765 shares issued and outstanding as of February 29, 2012.

During the quarter ended February 29, 2012, the Company issued:

The Company issued 1,566,000 shares of stock for services rendered valued at $75,460 at prices per share ranging from $0.03 to $0.06 for the quarter.

On March 7, 2012, the Company reverse split its common stock on a 1:8 basis. All shares will be reflected post-split starting March 7, 2012.

During the quarter ended February 29, 2012, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space. There was an adjustment made for back rent in the amount of $20.430 as well.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

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

The Company also cancelled 600,000 shares of stock to consultants at $0.06 for services to be rendered to the Company back in 2008 (see Note 6).

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

The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period. During the three months ended February 29, 2012 and February 28, 2011, stock based compensation was $0 and $0, respectively.

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

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

The Company has expensed the entire amount due to the uncertainty of the collectability of this amount. Of the 600,000 options, 50,000 options remain unexercised as of February 29, 2012.

On December 16, 2008, the Company issued 250,000 options at $0.05 ($25,000), which were expensed, and these options were exercised immediately.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

The following is a summary of the outstanding stock options for the three months ended February 29, 2012 and February 28, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2011	50,000	$0.06	2.015	$2,300
Granted	-	0.00	0.00	-
Exercised	-	0.00	0.00	(-)
Cancelled	-	(0.00)	0.00	(-)
Outstanding, February 29, 2012	50,000	$0.06	2.015	$2,300
Exercisable, February 29, 2012	50,000	$0.06	2.015	$2,300

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2010	740,000	$0.06	3.015	$43,700
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(690,000)	(0.06)	1.00	(41,400)
Outstanding, February 28, 2011	50,000	$0.06	2.015	$2,300
Exercisable, February 28, 2011	50,000	$0.06	2.015	$2,300

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

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Investors from April 5, 2010 offering	2,714,256	May to September 2010	$0.20	May to September 2013
	2,714,256

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

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

At February 29, 2012, deferred tax assets consist of the following:

Net operating losses	$1,475,783

Valuation allowance	(1,475,783)

$-

At February 29, 2012, the Company had a net operating loss carryforward in the approximate amount of $4,340,539, available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended February 29, 2012 and February 28, 2011 is summarized as follows:

	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

NOTE 11 - CONCENTRATION OF CREDIT RISK

On February 29, 2012, 100% of the Company’s accounts receivable (after consideration of the accounts receivable reserve) was with one customer. In addition, this customer represented 100% of the revenue for the three months ended February 29, 2012 and the only customer currently being serviced by the Company. This customer is considered a major customer of the Company.

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

Groupe Pagex specializes in the implementation and management of IP and Wi-Fi networks in the commercial and residential market. They have generated $1.7 million in prior year sales.

The Company and Groupe Pagex Inc. terminated this agreement in the fourth quarter of fiscal 2011.

NOTE 13 - SUBSEQUENT EVENTS

Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In connection with the completion of the acquisition, the Company effected a reverse stock split of the Company’s outstanding shares of common stock, par value $0.00001, on a one-for-eight (1:8) basis (which occurred on March 7, 2012) and issued an aggregate of 8,755,484 shares of common stock effective March 7, 2012, representing 50% of the Company’s outstanding shares after giving effect to the one-for-eight reverse stock split and issuance of the shares. The Buildablock Assets were valued at $10,000. Upon the closing of the transaction, Messrs. Gary Oberman and Bartek Bulzak were elected to the Company’s Board of Directors, Mr. Oberman was appointed President and Chief Executive Officer and Mr. Bulzak was appointed Chief Technical Officer. Effective upon the closing of the transaction, Mr. René Arbic resigned as President and Chief Executive Officer of the Company. In addition, Mr. Arbic has agreed to resign from the Board within one year of the closing of the transaction. It is further expected that Mr. Alex Kestenbaum shall continue to serve as Chief Financial Officer and director until such time as a successor Chief Financial Officer has been appointed.

In addition on April 13, 2012, the Board of Directors approved the sale of Valtech back to some or all of the original shareholders of Valtech for $1.00. This sale is expected to occur on or prior to April 30, 2012.

As a result of this sale, the Company on April 13, 2012, became a development stage company, as it continues the development of its social networking platform under the “Buildablock” name.

In April 2012, the Company entered into a private placement with non-related third parties for the purchase of the Company’'s common stock at a price of $0.25 per share. Through April 13, 2012, the Company has raised $751,000 which amounts to 3,004,000 shares of common stock. Stock certificates for the shares bearing restrictive legends will be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

Overview

In June 2008, we acquired our wholly-owned subsidiary, Valtech Communications Inc. (“Valtech”) in a reverse merger transaction, issuing 40 million restricted shares to the Valtech shareholders. Valtech offers low-cost, highly reliable triple-play service of Digital Phone, Digital Voice, High-Speed Internet and Digital TV backed by fast, friendly and live customer service (“Telecommunication Services”).

The Company entered into an Asset Purchase Agreement on November 30, 2011 providing for the acquisition of intellectual property rights comprised of an Internet and mobile service platform whose purpose is to empower or capitalize on the growth of the neighborhood, local economy (the “Buildablock Assets”). The Buildablock Assets are in the development stage. In addition to Buildablock’s social networking library, the service is enriched by its new “DealWink” engine, a new e-commerce platform that combines the power of group buying, couponing, and price aggregation, among other things, to drive both value to its customers and opportunity to the retailer. Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In connection with the completion of the acquisition, the Company effected a reverse stock split of the Company’s outstanding shares of common stock, par value$0.00001, on a one-for-eight (1:8) basis (which occurred on March 7, 2012) and issued an aggregate of 8,755,484 shares of common stock effective March 7, 2012, representing 50% of the Company’s outstanding shares after giving effect to the one-for-eight reverse stock split and issuance of the shares. The Buildablock Assets were valued at $10,000. Upon the closing of the transaction, Messrs. Gary Oberman and Bartek Bulzak were elected to the Company’s Board of Directors, Mr. Oberman was appointed President and Chief Executive Officer and Mr. Bulzak was appointed Chief Technical Officer. Effective February 24, 2012, the name of the Company was changed to Buildablock Corp.

In addition on April 13, 2012, the Board of Directors approved the sale of Valtech back to some or all of the original shareholders of Valtech for $1.00. This sale is expected to occur on or prior to April 30, 2012.

As a result, the Company principally will focus on the development of its social networking platform under the “Buildablock” name.

There are a number of technological and commercial objectives that we must meet in order to achieve commercial feasibility of the Buildablock Platform.  These include, without limitation:

•	establishing technical feasibility and completing development of our Internet service platform;

•	establishing critical strategic partnerships to promote the use of our platform;

•	successfully marketing our platform;

•	establishing rapid visibility and adoption by our consumer base and acceptance by merchants;

•	demonstrating added value and reward that will ultimately change the behavior of our user base;

•	responding to competitive developments; and

•	attracting, retaining and motivating qualified personnel.

We expect our losses and negative cash flow to continue for the foreseeable future as a result of the development expenses we will incur. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable and it is possible we will never become profitable. To date, we have not generated any revenues from our Buildablock platform. We may never achieve market acceptance or more than nominal or modest revenues from our Buildablock platform.

In its report accompanying our audited consolidated financial statements for the year ended November 30, 2011, our independent registered public accounting firm included an explanatory paragraph stating that our sustained operating losses and capital deficits raise substantial doubt as to our ability to continue as a going concern. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and obtain additional financing, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations and may have to liquidate our assets, and it is likely that investors will lose all or a part of their investment.

Results of Operations For the Three Months Ended February 29, 2012 and February 28, 2011

Revenues: Valtech accounted for one hundred percent (100%) of revenues for the three months ended February 29, 2012 and February 28, 2011. Revenues for the three-month period ended February 29, 2012 was $6,431 compared to $46,168 for three months ended February 28, 2011. The Company’s decrease in revenues is mainly attributable to the general economic downturn in the construction business.

Cost of Sales: Cost of Sales for the three months ended February 29, 2012 was $5,562 compared to $79,866 for the three months ended February 28, 2011. The decrease in the cost of sales was directly related to the decrease in wirings and installations as well as equipment.

Depreciation and Amortization: For the three-month period ended February 29, 2012, we did not record any depreciation and amortization expenses compared to depreciation and amortization expense of $28,379 during the three months ended February 28, 2011.

General and Administrative Expenses: General and administrative expenses for the three-month period ended February 29, 2012 was $155,371 compared to $91,682 for the three months ended February 28, 2011. The increase in the Company’s general and administrative expenses in 2012 was mainly due to the $75,460 expensed for common shares issued for services rendered.

Interest Expense: The Company’s interest expense for the three-month period ended February 29, 2012 was $35,361 compared to $28,634 of interest expense during the same period in the prior year. This increase was related to interest accrued on outstanding loans.

Liquidity and Capital Resources

As of February 29, 2012, we had total cash resources of $5,336. During the three months ended February 29, 2012, net cash provided by operating activities was $4,871; during the three months ended February 28, 2011, net cash used in operating activities was $144,334. This cash was used to fund our operations for the respective periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

During the three-month period ended February 29, 2012, we had minimal financing activities; during the three-month period ended February 28, 2011, net cash provided by financing activities was $136,831. During the three months ended February 28, 2011, the Company received loans from shareholders in the amount of $136,831.

Current and Future Financing Needs

We have incurred an accumulated deficit of $4,340,539 through February 29, 2012. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We expect to spend substantial amounts in connection with implementing our new business strategy relating to the Buildablock Assets. Our continued operations will depend on whether we are able to raise additional funds through third parties, such as equity and debt financing, as well as additional loans from our affiliated shareholders. However, there can be no assurance that such additional funds will be available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to adequately fund our business plan. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.

Off-Balance Sheet Arrangements

As of February 29, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

The Company leases its office space from a related party. See note 6 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since November 30, 2011. Please refer to the 2011 Annual Report on Form 10-K for the fiscal year ended November 30, 2011 for a discussion of our exposures to market risks.

Item 4. Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results. Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In addition, on April 13, 2012, the Board of Directors approved the sale of Valtech back to some or all of the original shareholders of Valtech for $1.00. This sale is expected to occur on or prior to April 30, 2012. As a result, the Company principally will focus on the development of its social networking platform under the “Buildablock” name. See Note 13 of Notes to Condensed Consolidated Financial Statements (unaudited). The following risks reflect risks associated with the Company's operations, including risks related to the commercialization of the Buildablock Assets.

We cannot predict if or when we will become profitable and anticipate that our net losses and negative cash flow from operations will continue for the forseseeable future.

There are a number of technological and commercial objectives that we must meet in order to achieve commercial feasibility of the Buildablock Platform.  These include, without limitation:

•	establishing technical feasibility and completing development of our Internet service platform;

•	establishing critical strategic partnerships to promote the use of our platform;

•	successfully marketing our platform;

•	establishing rapid visibility and adoption by our consumer base and acceptance by merchants;

•	demonstrating added value and reward that will ultimately change the behavior of our user base;

•	responding to competitive developments; and

•	attracting, retaining and motivating qualified personnel.

We expect our losses and negative cash flow to continue for the foreseeable future as a result of the development expenses we will incur. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable and it is possible we will never become profitable. To date, we have not generated any revenues from our Buildablock platform. We may never achieve market acceptance or more than nominal or modest revenues from our Buildablock platform.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

In its report accompanying our audited consolidated financial statements for the year ended November 30, 2011, our independent registered public accounting firm included an explanatory paragraph stating that our sustained operating losses and capital deficits raise substantial doubt as to our ability to continue as a going concern. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and obtain additional financing, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations and may have to liquidate our assets, and it is likely that investors will lose all or a part of their investment.

We anticipate future losses and will require additional financing, and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our commercialization efforts.

We anticipate future losses and therefore will be dependent on additional financing to execute our business plan. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate our development programs or our commercialization efforts, or cease operating as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

We operate in a highly competitive industry with relatively low barriers to entry, and must compete successfully in order to grow our business.

We expect competition in e-commerce generally, and group buying in particular, to continue to increase because there are no significant barriers to entry. A substantial number of group buying sites that offer competitive services have emerged around the world. We also expect to compete against other Internet sites that serve niche markets and interests.

We believe that our ability to compete successfully will depend upon many factors both within and beyond our control, including the following:

•	the size and composition of our customer base and the number of merchants that accept and participate in our service;

•	the timing and market acceptance of our service;

•	selling and marketing efforts;

•	ease of use, performance, price and reliability of services offered either by us or our competitors;

•	our ability to cost-effectively manage our operations; and

•	our reputation and brand strength relative to our competitors.

Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources than we do as well as established customer bases. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their customer bases more effectively than we do. Some competitors may accept lower margins, or negative margins, to attract attention and acquire new customers, which may materially adversely affect our ability to commercialize our services.

Our business depends on the acceptance of the use of social media as a tool for commercial transactions; there is no assurance that our service will be accepted by merchants or customters.

Our business depends on the continued evolution of social media as a tool for commercial transactions. This is a new market and it is difficult to predict whether this market will continue to grow or whether it can be maintained. Our success will depend on our ability to attract a large enough number of customers and merchants that use our services. There can be no assurance that merchants or customers will accept the value of our services either initially or over any sustained period of time.

We have a rapidly evolving business model and our new service offerings could fail to attract or retain customers or generate revenue.

We have a rapidly evolving business model and are regularly exploring entry into new market segments and the introduction of new products and features with respect to which we may have limited experience. In addition, our customers may not respond favorably to our new products and services. These products and services may present new and significant technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. If products or services we introduce, such as changes to our websites and applications, the introduction of social networking and location-based marketing elements to our websites, or entirely new lines of business that we may pursue, fail to engage customers or merchant partners, we may fail to acquire or retain customers or generate sufficient revenue or other value to justify our investment, and our business may be materially and adversely affected. Our ability to generate a customer base and revenue will depend heavily on our ability to innovate and to create successful new products and services.

Our growth prospects may suffer if the Buildablock Platform is unsuccessful.

We have not yet launched the Buildablock Platform. Our ability to generate revenue will depend, in part, on the successful operation of the Buildablock Platform. If the Buildablock Platform fails to attract subscribers, merchants or advertisers, we may fail to generate sufficient revenue, operating margin or other value to justify our investment in the development and operation of the Buildablock Platform. We may encounter technical and operational challenges operating a platform. If we are not successful with the overall monetization of the Buildablock Platform, we may not be able to generate revenue as anticipated and our financial results could be adversely affected.

If we lose the services of our Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team. In particular, our Chief Executive Officer, Gary Oberman, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Oberman or any other member of our senior management team. The loss of our Chief Executive Officer, even temporarily, or any other member of senior management would harm our business.

Our current Chief Financial Officer is serving on an interim basis only. We have not yet retained a permanent Chief Financial Officer. If the person we select to serve as Chief Financial Officer is not of a high caliber or is not able to perform his or her duties well, we could be adversely affected.

A company’s chief financial officer plays a critical role in the integrity of its financial and accounting systems. Our current Chief Financial Officer is serving on an interim basis only. We are currently seeking a permanent Chief Financial Officer. There can be no assurances that stockholders will be satisfied with the background and experience of the person we ultimately select to serve as our Chief Financial Officer. If the person we select to serve as Chief Financial Officer is not of a high caliber or is not able to perform his or her duties well, we could be adversely affected.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

We will rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees and others to protect our proprietary rights. We may be unable to prevent third parties from using and registering our trademarks, or trademarks that are similar to, or diminish the value of, our trademarks in some countries.

We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. The costs of supporting any litigation and disputes related to our intellectual property are likely to be considerable, and there can be no assurances that favorable outcomes will be obtained.

We may become subject to third-party claims that we infringe their proprietary rights or trademarks. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and applications or may even attempt to completely block access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our revenue as anticipated.

Any reduction in the availability of Internet access, including through the use of mobile devices, could adversely affect our business.

The success of our services will depend largely on sufficient network availability for us, our customers and our merchant partners. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic, including a significant increase in bandwidth demands as a result of the use of smartphones and other mobile devices. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements or problems caused by viruses, worms, malware and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services, which could adversely impact our business.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

If we are unable to maintain adequate internal controls for financial reporting in the future, investor confidence in the accuracy of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

We also expect that being a public company, subject to these rules and regulations, will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, on February 13, 2012, the Company issued 416,000 shares of stock to Mr. René Arbic to replace shares that Mr. Arbic previously had transferred to discharge an obligation of the Company. In addition, on January 26, 2012, the Company issued 400,000 shares to Mr. Sheldon Taiger as consideration for services rendered to the Company. The Company believes that these issuance were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

3.1	Articles of Amendment to Articles of Incorporation*

10.1	Asset Purchase Agreement, dated November 30, 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011

10.2	Voting Agreement, dated November 30, 2011*

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.

**	Furnished herewith.

***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Buildablock Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Buildablock Corp.
(Registrant)

Dated: April 20, 2012	By:	/s/ Gary Oberman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 20, 2012	By:	/s/ ALEX KESTENBAUM
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Articles of Amendment to Articles of Incorporation*
10.1	Asset Purchase Agreement, dated November 30, 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011
10.2	Voting Agreement, dated November 30, 2011*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.

**	Furnished herewith.

***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Buildablock Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

