Form 10-Q
period 2012-05-31
Buildablock Corp.
filed 2012-07-16
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission File No.: 000-54491

BUILDABLOCK CORP.

(Exact name of registrant as specified in its charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	22-3914075 (I.R.S. Employer Identification No.)

382 NE 191st Street, #83251, Miami, FL (Address of principal executive offices)	33179-3899 (Zip Code)

(855) 946-5255

(Registrant’s telephone number, including area code)

759 Square Victoria, Suite 200, Montreal, Quebec H2Y 2J7
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

As of June 29, 2012, 23,937,979 shares of common stock, par value $0.00001 per share, of the registrant were outstanding.

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

BUILDABLOCK CORP.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of May 31, 2012 (unaudited) and November 30, 2011	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six and Three Months Ended May 31, 2012 and May 31, 2011 (unaudited) and period May 1, 2012 through May 31, 2012 (development stage)	5
	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended November 30, 2011 and 2010 and Six Months Ended May 31, 2012 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended May 31, 2012 and 2011 (unaudited) and period May 1, 2012 through May 31, 2012 (development stage)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	26
Item 1A	Risk Factors	26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3	Defaults Upon Senior Securities	29
Item 4	Mine Safety Disclosures	29
Item 5	Other Information	30
Item 6	Exhibits	30
SIGNATURES		31

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2012 (UNAUDITED) AND NOVEMBER 30, 2011

	IN US$
	May 31,	November 30,
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,083,789	$-
Current assets held under discontinued operations		35,181
Total Current Assets	1,083,789	35,181

OTHER ASSETS
Intellectual property	10,000	-

Total Assets	$1,093,789	$35,181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Cash overdraft	$-	$301
Accounts payable	2,034	38
Accrued expenses	60,380	60,380
Current liabilities held under discontinued operations	-	2,550,328
Total Current Liabilities	62,414	2,611,047

TOTAL LIABILITIES	62,414	2,611,047

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.00001, 100,000,000 shares authorized, 23,937,979 and 8,559,721 issued and outstanding at May 31, 2012 and November 30, 2011, respectively	239	86
Additional paid-in capital	2,357,129	1,551,368
Additional paid-in capital - warrants	1,042,022	145,512
Subscription receivable	(85,655)	-
Accumulated deficit	(1,884,979)	(4,150,676)
Deficit accumulated during the development stage	(208,587)	-
Accumulated other comprehensive income (loss)	(188,794)	(122,156)
Total Stockholders’ Equity (Deficit)	1,031,375	(2,575,866)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,093,789	$35,181

See accompanying notes to condensed consolidated financial statements.

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX AND THREE MONTHS ENDED MAY 31, 2012 AND 2011 (UNAUDITED)

AND PERIOD MAY 1, 2012 THROUGH MAY 31, 2012 (DEVELOPMENT STAGE)

IN US$

	For the six months ended		For the three months ended		Period
	May 31,	May 31,	May 31,	May 31,	May 1, 2012 through
	2012	2011	2012	2011	May 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$-	$-	$-	$-	$-
COSTS AND EXPENSES
Cost of sales	-	-	-	-	-
Depreciation and amortization	-	-	-	-	-
Research and development	92,800	-	92,800	-	92,800
Administrative expenses	452,715	138,131	310,094	126,273	115,787
Total Costs and Expenses	545,515	138,131	402,894	126,273	208,587
OPERATING LOSS	(545,515)	(138,131)	(402,894)	(126,273)	(208,587)
NON-OPERATING INCOME (EXPENSE)
Interest expense	-	-	-	-	-
Total Non-Operating Expense	-	-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(545,515)	(138,131)	(402,894)	(126,273)	(208,587)
DISCONTINUED OPERATIONS
Gain (loss) on disposal of subsidiary	2,648,735	-	2,648,735	-	-
Gain (loss) from discontinued operations	(46,110)	(345,966)	1,132	(169,744)	-
NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	2,602,625	(345,966)	2,649,867	(169,744)	-

NET INCOME (LOSS)	$2,057,110	$(484,097)	$2,246,973	$(296,017)	$(208,587)
NET INCOME PER COMMON SHARE (BASIC)
From continuing operations	$(0.05)	$(0.02)	$(0.03)	$(0.02)
From discontinued operations	0.22	(0.04)	0.18	(0.02)
	$0.18	$(0.06)	$0.15	$(0.04)

Weighted average shares outstanding (BASIC)	11,597,561	8,245,098	14,554,662	8,109,859
NET INCOME PER COMMON SHARE (DILUTED)
From continuing operations	$(0.03)	$(0.02)	$(0.02)	$(0.02)
From discontinued operations	0.15	(0.04)	0.13	(0.02)
	$0.12	$(0.06)	$0.11	$(0.04)

Weighted average shares outstanding (DILUTED)	17,883,843	8,245,098	20,840,944	8,109,859
OTHER COMPREHENSIVE LOSS - CONTINUING OPERATIONS
Comprehensive loss - beginning of period	$(545,515)	$(138,131)	$(402,894)	$(126,273)
Cumulative translation adjustments	(66,638)	(109,907)	-	(10,235)

Comprehensive loss - end of period	$(612,153)	$(248,038)	$(402,894)	$(136,508)

See accompanying notes to condensed consolidated financial statements.

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010 AND SIX MONTHS ENDED MAY 31, 2012
(UNAUDITED)

					Additional	Additional		Retained	Deficit Accumulated	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Paid-in	Subscription	Earnings	During the	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Capital-Warrants	Receivable	(Deficit)	Development Stage	Income(Loss)	Total
Balance November 30, 2009	-	$-	7,150,439	$71	$668,793	$-	$-	$(2,138,376)	$-	$(61,301)	$(1,530,813)
Shares issued for cash	-	-	376,782	4	192,766	145,512	-	-	-	-	338,282
Shares issued for services	-	-	212,500	2	178,398	-	-	-	-	-	178,400
Exercise of stock options	-	-	85,000	1	42,999	-	-	-	-	-	43,000
Fair value of options granted	-	-	-	-	36,000	-	-	-	-	-	36,000
Fair value of rent contributed by major shareholder	-	-	-	-	40,860	-	-	-	-	-	40,860
Conversion of liability to paid in capital - related party	-	-	-	-	40,000	-	-	-	-	-	40,000
Net loss for the year ended November 30, 2010	-	-	-	-	-	-	-	(1,151,835)	-	(48,207)	(1,200,042)
Balance November 30, 2010	-	-	7,824,721	78	1,199,816	145,512	-	(3,290,211)	-	(109,508)	(2,054,313)
Shares issued for conversion of loan payable to shareholders	-	-	381,250	4	121,996	-	-	-	-	-	122,000
Shares issued for services, net of shares cancelled for services	-	-	174,583	2	93,698	-	-	-	-	-	93,700
Shares issued for cash	-	-	179,167	2	94,998	-	-	-	-	-	95,000
Fair value of rent contributed by major shareholder	-	-	-	-	40,860	-	-	-	-	-	40,860
Net loss for the year ended November 30, 2011	-	-	-	-	-	-	-	(860,465)	-	(12,648)	(873,113)
Balance November 30, 2011	-	-	8,559,721	86	1,551,368	145,512	-	(4,150,676)	-	(122,156)	(2,575,866)
Shares issued for services	-	-	195,763	2	75,458	-	-	-	-	-	75,460
Fair value of rent contributed by major shareholder	-	-	-	-	10,215	-	-	-	-	-	10,215
Net income for the five months ended April 30, 2012	-	-	-	-	-	-	-	2,265,697	-	(66,638)	2,199,059
Balance April 30, 2012	-	-	8,755,484	88	1,637,041	145,512	-	(1,884,979)	-	(188,794)	(291,132)
Shares issued for services and accounts payable	-	-	480,000	4	119,996	-	-	-	-	-	120,000
Shares issued for cash	-	-	5,947,000	59	590,181	896,510	(85,655)	-	-	-	1,401,095
Shares issued for intellectual property	-	-	8,755,484	88	9,912	-	-	-	-	-	10,000
Fractional shares issued	-	-	11	-	(1)	-	-	-	-	-	(1)
Net loss for the period May 1, 2012 through May 31, 2012 (development stage)	-	-	-	-	-	-	-	-	(208,587)	-	(208,587)
Balance May 31, 2012	-	$-	23,937,979	$239	$2,357,129	$1,042,022	$(85,655)	$(1,884,979)	$(208,587)	$(188,794)	$1,031,375

See accompanying notes to condensed consolidated financial statements.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011 (UNAUDITED)
AND PERIOD MAY 1, 2012 THROUGH MAY 31, 2012 (DEVELOPMENT STAGE)

	IN US$
	For the six months ended		Period
	May 31,	May 31,	May 1, 2012 through
	2012	2011	May 31, 2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income (loss)	$(545,515)	$(138,131)	$(208,587)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-	-	-
Stock based compensation and shares issued for services	158,960	88,270	-
Contributed expenses by management	30,645	20,430	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	36,496	-	1,996
Net cash used in operating activities	(319,414)	(29,431)	(206,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	(102)	-	(196,370)
Cash received for common stock	1,486,750	50,000	1,486,750
Net cash provided by financing activities	1,486,648	50,000	1,290,380

DISCONTINUED OPERATIONS
Operating activities	(84,012)	(248,761)	-
Investing activities	-	-	-
Financing activities	533	216,205	-
	(83,479)	(32,556)	-

EFFECT OF EXCHANGE RATE ON CASH	34	(691)	-

INCREASE (DECREASE) IN CASH	1,083,789	(12,678)	1,083,789
CASH, BEGINNING OF YEAR	-	13,005	-
CASH, END OF PERIOD	$1,083,789	$327	$1,083,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

NONCASH OPERATING AND FINANCING ACTIVITIES
Conversion of notes payable - related parties for equity	$-	$122,000	$-
Common shares issued for intellectual property	$10,000	$-	$-

See accompanying notes to condensed consolidated financial statements.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

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

Buildablock Corp. (the “Company”) formerly HIPSO Multimedia, Inc., a Florida Corporation was incorporated in April 2005. As described in Note 7, the Company entered into an Asset Purchase Agreement on November 30, 2011 providing for the acquisition of intellectual property rights comprised of an Internet and mobile service platform whose purpose is to empower or capitalize on the growth of the neighborhood, local economy (the “Buildablock Assets”). The Buildablock Assets are in the development stage. In addition to Buildablock’s social networking library, the service is enriched by its new “DealWink” engine, a new e-commerce platform that combines the power of group buying, couponing, and price aggregation, among other things, to drive both value to its customers and opportunity to the retailer. Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In connection with the completion of the acquisition, the Company effected a reverse stock split of the Company’s outstanding shares of common stock, par value $0.00001, on a one-for-eight (1:8) basis (which occurred on March 7, 2012) and issued an aggregate of 8,755,484 shares of common stock effective March 7, 2012, representing 50% of the Company’s outstanding shares after giving effect to the one-for-eight reverse stock split and issuance of the shares. The Buildablock Assets were valued at $10,000. Upon the closing of the transaction, Messrs. Gary Oberman and Bartek Bulzak were elected to the Company’s Board of Directors, Mr. Oberman was appointed President and Chief Executive Officer and Mr. Bulzak was appointed Chief Technology Officer. Effective February 24, 2012, the name of the Company was changed to Buildablock Corp.

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

Going Concern

With the disposition of Valtech, the Company commenced operating in the development stage as they develop their purchased intellectual property. The Company has no revenues and nominal assets other than cash which was raised during May 2012 as part of a private placement.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (continued)

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

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915. The Company has devoted substantially all of its efforts to the development of its software platform.

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

Through April 30, 2012, the Company through Valtech received revenue from subscribers to its triple play network in which it provided digital TV, voice over internet protocol (VoIP), and high speed internet access, all via fiber optic cable. The Company billed its subscribers on a monthly basis and recognized the monthly revenue based upon the specific plan selected by the subscriber. The Company additionally provided contracted services to wire commercial buildings with fiber optic cable in order to provide for similar services. Valtech was sold on April 30, 2012. For reporting periods ended after April 30, 2012, revenues for Valtech are reported net of operating expenses as gain or loss from discontinued operations.

Buildablock is a development stage company and has not yet recorded any revenues. Buildablock plans to recognize revenue from sales when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.

The Company plans to record as revenue the net amount it retains from the sale of products, excluding any applicable taxes, after remitting the payment to the merchant minus the transaction fees. Revenue will be recorded on a net basis because the Company plans to act as an agent of the merchant in the transaction.

The Company plans that the merchant will be the primary obligor in these transactions, will be subject to inventory risk, and will have latitude in establishing prices. The Company plans to perform a service by acting as the agent of the merchant which will be responsible for fulfillment, and therefore revenue is planned to be recorded on a net basis.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has no allowance for doubtful accounts as of May 31, 2012.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended May 31, 2012 and 2011 are included in administrative expenses in the consolidated statements of operations.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; office and computer equipment – 5 years.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets (continued)

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

Income (Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. All shares are reflected post 1:8 reverse split which occurred March 7, 2012. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	May 31,	May 31,
	2012	2011

Net income (loss)	$2,057,110	$(138,131)

Weighted-average common shares Outstanding (Basic)	11,597,561	8,245,098

Weighted-average common stock Equivalents
Stock options	-	6,250
Warrants	6,286,282	314,282

Weighted-average common shares Outstanding (Diluted)	17,883,843	8,565,630

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of May 31, 2012 and for the six months ended May 31, 2012 and 2011, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in its condensed consolidated statement of operations for the six months ended May 31, 2011 to conform with the May 31, 2012 presentation. These reclassifications had no effect on the net loss for the six months ended May 31, 2011.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of May 31, 2012, no additional accrual for income taxes other than the federal and state provisions is considered necessary.

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 3 - FIXED ASSETS

Fixed assets as of May 31, 2012 (unaudited) and November 30, 2011, reflected in assets held under discontinued operations were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	May 31, 2012	November 30, 2011
Computer and office equipment	5	$32,941	$31,966

Less: accumulated depreciation		32,941	31,966
Property and equipment, net		$0	$0

There was $0 and $3,320 charged to operations for depreciation expense for the six months ended May 31, 2012 and 2011, respectively, which are reflected in discontinued operations.

NOTE 4 - DEFERRED COSTS

Deferred costs as of May 31, 2012 (unaudited) and November 30, 2011, reflected in assets held under discontinued operations were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	May 31, 2012	November 30, 2011
Deferred Costs	5	$464,623	$450,876

Less: accumulated amortization		464,623	450,876
Property and equipment, net		$0	$0

There was $0 and $53,860 charged to operations for amortization expense for the six months ended May 31, 2012 and 2011, respectively, which are reflected in discontinued operations.

NOTE 5 - RELATED PARTY LOANS

As of May 31, 2012, the related party loans with the four principal shareholders of the Company were assumed by Valtech in April 2012, upon the sale back to Valtech along with the accrued interest on those loans. As of May 31, 2012 there is a $0 balance due those shareholders. The amount outstanding prior to the sale was $1,928,319. The loans did bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$). Interest expense for the six months ended May 31, 2012 and 2011 were $35,361 and $62,413, respectively, and are reflected in operations from discontinued operations. Accrued interest on these loans prior to the sale was $329,395. The accrued interest along with the notes were sold in April 2012, and the balance is $0 as of May 31, 2012 (see Note 12).

NOTE 6 - COMMITMENTS

Office Space

The Company occupies approximately 2,500 square feet of office space owned by a company that is owned by a shareholder of the Company. The occupancy is on a month-to-month basis, without a lease and without payment of rent. The Company has occupied the space since February 1, 2008. Accordingly, a rent expense was recorded at the fair value of the applicable rent and with an offset to additional paid-in capital. The Company as of April 1, 2012, no longer utilized this space.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 6 - COMMITMENTS (CONTINUED)

Service Agreement

In July 2009, the Company’s subsidiary, Valtech Communications, Inc. entered into a written agreement with Groupe Canvar Inc. (a related party through common ownership). The agreement provides for Groupe Canvar, Inc. to provide brochures, price lists, contact information and other literature relating to Valtech Communications, Inc. services to the tenants leasing the apartments or office space in the buildings owned by Groupe Canvar, Inc. In addition, the agreement provides for Valtech Communications, Inc. to install wiring in new and refurbished buildings owned by Groupe Canvar, Inc. to their server for these services. All pricing is at the same terms as those for Valtech Communications, Inc. other customers. The agreement was to expire July 2010, and was extended for another two years through July 2012. This agreement will remain with Valtech in connection with the sale of Valtech in April 2012 (see Note 12).

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

On October 12, 2010, the Company entered into an agreement with Notre-Dame Capital Inc. to raise $15,000,000 through an equity and debt financing on a best effort basis. Debentures would be offered in tranches of $50,000 and would bear interest at a rate of 8% per annum, payable quarterly in arrears, and maturing five years from the date of issuance. The principal amount of each debenture would be convertible into common shares of the Company’s stock at the option of the holder. The conversion price would be $2.00 per share for the first two years from the date of issuance, and thereafter at a price per share of $2.40 until maturity.

In connection with the financing, Notre-Dame Capital Inc. would receive a cash fee equal to 8% of the gross proceeds raised under the offering plus 4% warrants of the raised funds. Each warrant would entitle Notre-Dame Capital Inc. to purchase one share of common stock. The warrants would be exercisable at the financing price for a period of three years after the closing of the financing. In addition to the proposed financing, Notre-Dame Capital Inc. and its affiliates would purchase 375,000 common shares of the Company from the directors of the Company. No money was raised under this proposed financing and the agreement was cancelled.

Investor Relation/Public Relation Agreements

The Company on November 15, 2010 entered into a Professional IR Industrial Relations Service Agreement with Constellation Asset Management, LLC and a Professional Consulting Services Agreement with Jens Dalsgaard, the principal of Constellation Asset Management, LLC for a period of 90 days, renewable for successive 90 day periods. Under the agreements, the services to be provided to the Company include: the identification of and presenting of potential business entities to enter into advantageous partnerships with the Company, including but not exclusive to, strategic marketing and sales alliances, joint ventures and/or mergers; advising the Company on product or corporate image advertising; advising the Company on matters pertaining to business development, strategy or compensation; assistance with business plans and shareholder advice and assistance in drafting press releases and various communications to the shareholders.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 6 - COMMITMENTS (CONTINUED)

Investor Relation/Public Relation Agreements (continued)

The Company issued to both Constellation and to Mr. Dalsgaard 71,250 shares of common stock under both agreements as compensation for the services being provided. This Agreement was cancelled on the basis that Constellation retained the 71,250 shares of common stock as compensation for its services.

The Company entered into an agreement with Complete Advisory Partners on April 12, 2011 to provide public relation services. The agreement is for a term of one year but the Company can terminate the services every 90 days. In accordance with the term of the agreement, the Company issued 50,000 shares of common stock as an initial payment. The Agreement with Complete Advisory Partners was cancelled and the company retained the 50,000 shares of common stock issued to it.

Distribution Agreement

On April 11, 2011, the Company signed a long-term distribution agreement with Level Vision Electronics Ltd (“Level”). The five (5) year renewable distribution agreement with Level includes the distribution in North America of its 3-D Television screens technology, including High Definition, LCD screens and computer monitors for commercial applications. The Company was to deploy and bring to market a unique new multimedia solution to enhance the advertising market. This agreement will remain with Valtech in connection with the sale of Valtech in April 2012 (see Note 12).

NOTE 7 - ACQUISITION - BUILDABLOCK

On November 30, 2011, the Company, entered into an Asset Purchase Agreement (the “Agreement”) with 3324109 Canada Inc., a Canadian corporation owned by Gary Oberman (“GaryCo”) and 8040397 Canada Inc., a Canadian corporation, owned by Bartek Bulzak (“BulzakCo”), collectively, the “Sellers”, providing for the acquisition by the Company of the Buildablock Assets. The Sellers have conducted no other business other than the development of this platform. The intellectual property was funded 100% by the respective owners of the Sellers personally. The Agreement provides for the issuance of 4,377,742 shares of the Company’s common stock to each of GaryCo and BulzakCo, for an aggregate of 8,755,484 shares, representing 50% of the Company’s outstanding shares after giving effect to a one-for-eight reverse stock split. On March 7, 2012, the Company completed the acquisition of the Buildablock Assets and the common shares were issued at that time (see Note 12).

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of May 31, 2012, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001 per share.

The Company has 23,937,979 shares issued and outstanding as of May 31, 2012.

During the quarter ended May 31, 2012, the Company issued:

The Company issued 8,755,484 shares of stock for the acquisition of the Buildablock Assets valued at $10,000; 480,000 shares of common stock to settle accounts payable of $36,500 and for services of $83,500; and issued 5,947,000 shares of common stock in a private placement which included 5,947,000 warrants at a value of $1,486,750.

On March 7, 2012, the Company reverse split its common stock on a 1:8 basis. All shares will be reflected post-split starting March 7, 2012.

During the quarter ended February 29, 2012, the Company issued:

The Company issued 195,750 shares of stock for services rendered valued at $75,460 at prices per share ranging from $0.24 to $0.48 for the quarter.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 8 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (continued)

During the quarter ended February 29, 2012, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space. There was an adjustment made for back rent in the amount of $20,430 as well.

During the quarter ended November 30, 2011, the Company issued:

During the quarter ended November 30, 2011, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

During the quarter ended August 31, 2011, the Company issued:

The Company issued 50,000 shares of stock for cash and liability for stock to be issued ($20,000 of which $15,000 was received in the six months ended May 31, 2011) and 12,500 shares of stock for services rendered ($5,000).

During the quarter ended August 31, 2011, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

During the quarter ended May 31, 2011, the Company issued:

The Company issued 366,250 shares of stock for cash and liability for stock to be issued ($75,000 of which $50,000 was received in the six months ended May 31, 2011) and services rendered ($124,700) at a value of $199,700.

During the quarter ended May 31, 2011, the Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

During the quarter ended February 28, 2011, the Company issued:

The Company issued 38,125 shares of common stock to three of its shareholders to convert $122,000 of loans to them.

The Company also cancelled 75,000 shares of stock to consultants at $0.48 for services to be rendered to the Company back in 2008 (see Note 6).

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

The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period. During the three months ended May 31, 2012 and 2011, stock based compensation was $0 and $0, respectively.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 8 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options (continued)

In February 2010, the Company entered into a few option agreements for the issuance of options relating to various consulting agreements. The Company is obligated to issue to consultants in one agreement 33,750 options that vest evenly over a 3-month period of time at a $0.48 exercise price. The Company who is receiving the options has agreed to reduce their invoices by the cash required to exercise the options. These options expired in February 2011.

In another agreement entered into in February 2010, the Company is obligated to issue 75,000 options evenly over a 6-month period of time at a $0.48 exercise price. The Company expensed the fair value of these options ($36,000) as of August 31, 2010 to this consultant. These options also expired February 2011.

In February 2010, the Company issued 62,500 options to an individual at $0.40. The options were exercised. The Company received $25,000 for this exercise.

On March 13, 2008, in connection with the April 8, 2008 consulting agreement, 300,000 five-year stock options were granted exercisable at a price of $0.48 per share, as follows: 125,000 options on the date of the consulting agreement, 50,000 options vested on May 1, 2008, and the balance vested at the rate of 25,000 per month commencing June 1, 2008 through October 1, 2008.

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

Of the 300,000 options issued to the two consultants, 125,000 of the options that vested immediately, were exercised upon issuance. However, the Company has not received the required option payment of $60,000 from the two consultants. As noted, the Company received a default judgment in an effort to recover this amount. As a result, and due to the uncertainty of the recovery of the $60,000, the Company has expensed the entire amount. The remaining 175,000 vested but unexercised options were cancelled effective November 30, 2010.

On August 25, 2008 and October 30, 2008, the Company issued a total of 75,000 stock options to two consultants. Of these options, 62,500 vested upon issuance and the remaining options vest March 4, 2009. These options have a three-year life and are exercisable at $0.40. These options were issued in the money as the market value of the underlying shares was $1.44 and $1.12, respectively.

The fair value of these options were determined to be the intrinsic value at the date of issuance, or $32,500 ($0.13 per share) and $22,500 ($0.09 per share) on August 25, 2008 and October 30, 2008, respectively. Additionally, the Company did not receive the total required option payments of $25,000 (500,000 options at $0.05).

The Company has expensed the entire amount due to the uncertainty of the collectability of this amount. Of the 75,000 options, there were 6,250 options that remained unexercised, however expired in May 2012. Therefore, no options remain outstanding at May 31, 2012.

On December 16, 2008, the Company issued 31,250 options at $0.40 ($25,000), which were expensed, and these options were exercised immediately.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 8 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options (continued)

The following is a summary of the outstanding stock options for the six months ended May 31, 2012 and 2011:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2011	6,250	$0.48	2.015	$2,300
Granted	-	0.00	0.00	-
Exercised	-	0.00	0.00	(-)
Cancelled/Expired	(6,250)	(0.48)	(2.015)	(2,300)
Outstanding, May 31, 2012	-	$0.00	-	$-
Exercisable, May 31, 2012	-	$0.00	-	$-

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2010	92,500	$0.48	3.015	$43,700
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(86,250)	(0.48)	1.00	(41,400)
Outstanding, May 31, 2011	6,250	$0.48	2.015	$2,300
Exercisable, May 31, 2011	6,250	$0.48	2.015	$2,300

Warrants

The Company entered into private placement agreements with various individuals through November 30, 2010 for the issuance of 339,282 shares of common stock along with 339,282 warrants. The Company received the proceeds of $314,282 for these units. The warrants expire 3 years from issuance, at an exercise price of $1.60 per share. The warrants were valued using the Black-Scholes method and were recorded as additional paid in capital – warrants of $145,512. The criteria established for the valuation of these warrants were as follows: risk free interest rate – 1.25%; dividend yield – 0%; volatility – 185%. The warrants were issued in November, 2010.

The Company entered into private placement agreements with various individuals for the issuance of 5,947,000 shares of common stock along with 5,947,000 warrants. The Company received the proceeds of $1,486,750 for these units. The warrants expire August 31, 2013 and have an exercise price of $0.50 per share. The warrants were valued using the Black-Scholes method and were recorded as additional paid in capital – warrants of $896,510. The criteria established for the valuation of these warrants were as follows: risk free interest rate – 0.75%; dividend yield – 0%; volatility – 235%. The warrants were issued in May, 2012.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Investors from April 5, 2010 offering	339,282	May to September 2010	$1.60	May to September 2013
Investors from May 2012 offering	5,947,000	May 2012	$0.50	August 2013
	6,286,282

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

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

At May 31, 2012, deferred tax assets consist of the following:

Net operating losses	$1,612,382

Valuation allowance	(1,612,382)

$-

At May 31, 2012, the Company had a net operating loss carryforward in the approximate amount of $4,742,301, available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended May 31, 2012 and 2011 is summarized as follows:

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 12 - SALE OF VALTECH/DISPOSITION OF SUBSIDIARY

Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In connection with the completion of the acquisition, the Company effected a reverse stock split of the Company’s outstanding shares of common stock, par value $0.00001, on a one-for-eight (1:8) basis (which occurred on March 7, 2012) and issued an aggregate of 8,755,484 shares of common stock effective March 7, 2012, representing 50% of the Company’s outstanding shares after giving effect to the one-for-eight reverse stock split and issuance of the shares. The Buildablock Assets were valued at $10,000. Upon the closing of the transaction, Messrs. Gary Oberman and Bartek Bulzak were elected to the Company’s Board of Directors, Mr. Oberman was appointed President and Chief Executive Officer and Mr. Bulzak was appointed Chief Technology Officer. Effective upon the closing of the transaction, Mr. René Arbic resigned as President and Chief Executive Officer of the Company. In addition, Mr. Arbic has agreed to resign from the Board within one year of the closing of the transaction.

In addition on April 13, 2012, the Board of Directors approved the sale of Valtech back to some or all of the original shareholders of Valtech for $1.00. This sale occurred on April 30, 2012.

As a result of this sale, the Company on April 13, 2012, became a development stage company, as it continues the development of its social networking platform under the “Buildablock” name.

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed entity shown as discontinued operations. All historical statements have been restated in accordance with GAAP. Summarized financial information for discontinued operations for the periods ended May 31, 2012 and 2011 are as follows:

Balance Sheet at March 31, 2012:

Cash	$127
Accounts receivable	26,228
Accounts payable and accrued expenses	(765,298)
Loans payable	(1,909,492)
Common stock	(300)

Gain on disposition of Valtech	$2,648,735

Results of operations – May 31, 2012

Revenues	$10,600
Cost of revenues	(9,100)
General and administrative	(12,640)
Interest expense	(34,970)

Loss from discontinued operations	$(46,110)

Results of operations – May 31, 2011

Revenues	$108,419
Cost of revenues	(164,144)
General and administrative	(227,828)
Interest expense	(62,413)

Loss from discontinued operations	$(345,966)

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

The Company entered into an Asset Purchase Agreement on November 30, 2011 providing for the acquisition of intellectual property rights comprised of an Internet and mobile service platform whose purpose is to empower or capitalize on the growth of the neighborhood, local economy (the “Buildablock Assets”). The Buildablock Assets are in the development stage. In addition to Buildablock’s social networking library, the service is enriched by its new “DealWink” engine, a new e-commerce platform that combines the power of group buying, couponing, and price aggregation, among other things, to drive both value to its customers and opportunity to the retailer. Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In connection with the completion of the acquisition, the Company effected a reverse stock split of the Company’s outstanding shares of common stock, par value$0.00001, on a one-for-eight (1:8) basis (which occurred on March 7, 2012) and issued an aggregate of 8,755,484 shares of common stock effective March 7, 2012, representing 50% of the Company’s outstanding shares after giving effect to the one-for-eight reverse stock split and issuance of the shares. The Buildablock Assets were valued at $10,000. Upon the closing of the transaction, Messrs. Gary Oberman and Bartek Bulzak were elected to the Company’s Board of Directors, Mr. Oberman was appointed President and Chief Executive Officer and Mr. Bulzak was appointed Chief Technology Officer. Effective February 24, 2012, the name of the Company was changed to Buildablock Corp.

In addition on April 13, 2012, the Board of Directors approved the sale of Valtech back to some or all of the original shareholders of Valtech for $1.00. This sale occurred on April 30, 2012.

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

The Company sold Valtech on April 30, 2012 and is now accounting for the historical revenues and costs and expenses of Valtech net as gain or (loss) from discontinued operations.

Results of Operations For the Three Months Ended May 31, 2012 and May 31, 2011

Continuing Operations:

Revenues: The Company is operating as a development stage company and did not record any revenues for the three months ended May 31, 2012 and May 31, 2011.

Cost of Sales: The Company did not record any revenues and therefore did not incur cost of sales for the the three months ended May 31, 2012 and May 31, 2011.

Depreciation and Amortization: The Company did not incur any depreciation or amortization expense for the three months ended May 31, 2012 and May 31, 2011.

Research and Development: The Company incurred research and development costs of $92,800 for the three months ended May 31, 2012 and did not incur any such costs for the three months ended May 31, 2011. The increase is due to the acquisition of the Buildablock Assets on March 7, 2012 and the development of the Buildablock platform.

General and Administrative Expenses: General and administrative expenses for the three-month period ended May 31, 2012 was $310,094 compared to $126,273 for the three months ended May 31, 2011. The increase in the Company’s general and administrative expenses in 2012 was mainly due to increased costs associated with the development of the Buildablock business.

Interest Expense: The Company did not incur any interest expense for the the three months ended May 31, 2012 and May 31, 2011 as the Company did not have any debt relating to continuing operations.

Discontinued Operations:

Gain (loss) on disposal of subsidiary: The company sold Valtech for $1 on April 30, 2012 and recorded a gain of $2,648,735 mostly due to the forgiveness of Valtech related debt.

Gain (loss) from discontinued operations: The company recorded a gain of $1,132 for the three months ended May 31, 2012 versus a loss of $169,744 for the three months ended May 31, 2011. The improvement was largely due to the fact that the business was sold on April 30, 2012.

Results of Operations For the Six Months Ended May 31, 2012 and May 31, 2011

Continuing Operations:

Revenues: The Company is operating as a development stage company and did not record any revenues for the six months ended May 31, 2012 and May 31, 2011.

Cost of Sales: The Company did not record and revenues and therefore did not incur cost of sales for the the six months ended May 31, 2012 and May 31, 2011.

Depreciation and Amortization: The Company did not incur any deperciation or amortization expense for the the six months ended May 31, 2012 and May 31, 2011.

Research and Development: The Company incurred research and development costs of $92,800 for the six months ended May 31, 2012 and did not incur any such costs for the six months ended May 31, 2011. The increase is due to the acquisition of the Buildablock Assets on March 7, 2012 and the development of the Buildablock platform.

General and Administrative Expenses: General and administrative expenses for the six-month period ended May 31, 2012 was $452,715 compared to $138,131 for the six months ended May 31, 2011. The increase in the Company’s general and administrative expenses is largely due to increased costs associated with the development of the Buildablock business.

Interest Expense: The Company did not incur any interest expense for the the six months ended May 31, 2012 and May 31, 2011 as the Company did not have any debt relating to continuing operations.

Discontinued Operations:

Gain (loss) on disposal of subsidiary: The company sold Valtech for $1 on April 30, 2012 and recorded a gain of $2,648,735 mostly due to the forgiveness of Valtech related debt.

Gain (loss) from discontinued operations: The company recorded a loss of $46,110 for the six months ended May 31, 2012 versus a loss of $345,966 for the six months ended May 31, 2011. The improvement is largely due to improvements in the Valtech business results.

Liquidity and Capital Resources

As of May 31, 2012, we had total cash resources of $1,083,789. During the six months ended May 31, 2012, net cash used in operating activities was $319,414; during the six months ended May 31, 2011, net cash used in operating activities was $29,431. The cash used for the six months ending May 31, 2012 was primarily used for development of the Buildablock business, while cash used in the six months ending May 31, 2011was for the general operations of the Company other than the Valtech business.

During the six-month period ended May 31, 2012, we raised $1,486,750 from the issuance of common stock and warrants issued to fund the development of the Buildablock business ; during the six-month period ended May 31, 2011, net cash provided by financing activities was $50,000 which represented prceeds from shareholder loans.

Current and Future Financing Needs

We have incurred an accumulated deficit of $2,093,566 including the deficit accumulated during the development phase of Buildablock and accumulated other comprehensive losses through May 31, 2012. We incurred negative cash flow from operations from our previously owned Telecommunication Services business and will continue to incur negative cash flow from operations in the Buildablock business until that business becomes fully operational. We expect to spend substantial amounts in connection with implementing our new business strategy relating to the Buildablock Assets. Our continued operations will depend upon whether we are able to raise additional funds through third parties, such as equity and debt financing. However, there can be no assurance that such additional funds will be available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to adequately fund our business plan. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.

Off-Balance Sheet Arrangements

As of May 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

The Company has no material contractual obligations or commitments.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results. Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In addition, on April 13, 2012, the Board of Directors approved the sale of Valtech back to some or all of the original shareholders of Valtech for $1.00. This sale occurred on April 30, 2012. As a result, the Company principally will focus on the development of its social networking platform under the “Buildablock” name. See Note 12 of Notes to Condensed Consolidated Financial Statements (unaudited). The following risks reflect risks associated with the Company's continuing operations, including risks related to the commercialization of the Buildablock Assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to aggregate sales of 5,747,000 shares of the Company’s common stock, par value $0.00001 per share, previously reported on Form 8-K, the Company completed the sale of an additional 200,000 shares during the quarter ended May 31, 2012. The Company has completed its private placement in which it sold an aggregate of 5,947,000 shares for aggregate gross proceeds of $1,486,750. Aggregate commissions were $148,675. The offering was made to a small group of sophisticated investors outside the United States in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated thereunder. In connection with the issuance, the Company issued one warrant for each share issued, for an aggregate of 5,947,000 warrants. Each warrant may be exercised at any time through August 31, 2013 at an exercise price of $0.50 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
2.1	Memorandum of Share Purchase Agreement, dated as of April 13, 2012, between Buildablock Corp. and René Arbic (incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012)
10.1	Daniel J. Krofcheck Offer Letter, dated July 2, 2012 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)
10.2	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)
10.3	Form of Employee Stock Option Agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.

**	Furnished herewith.

***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Buildablock Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Buildablock Corp. (Registrant)
Dated: July 16, 2012	By:	/s/ Gary Oberman President and Chief Executive Officer (Principal Executive Officer)
Dated: July 16, 2012	By:	/s/ Daniel J. Krofcheck Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Memorandum of Share Purchase Agreement, dated as of April 13, 2012, between Buildablock Corp. and René Arbic (incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012)
10.1	Daniel J. Krofcheck Offer Letter, dated July 2, 2012 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)
10.2	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)
10.3	Form of Employee Stock Option Agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.

**	Furnished herewith.

***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Buildablock Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

