Form 10-Q
period 2012-08-31
Buildablock Corp.
filed 2012-10-15
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

As of September 28, 2012, 23,937,979 shares of common stock, par value $0.00001 per share, of the registrant were outstanding.

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

BUILDABLOCK CORP.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of August 31, 2012 (unaudited) and November 30, 2011	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended August 31, 2012 and August 31, 2011 (unaudited) and period May 1, 2012 through August 31, 2012 (development stage)	5
	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended November 30, 2011 and 2010 and Nine Months Ended August 31, 2012 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2012 and 2011 (unaudited) and period May 1, 2012 through August 31, 2012 (development stage)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits.	30

SIGNATURES		31

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2012 (UNAUDITED) AND NOVEMBER 30, 2011

	IN US$
	August 31,	November 30,
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$777,692	$-
Current assets held under discontinued operations	-	35,181
Total Current Assets	777,692	35,181

OTHER ASSETS
Intellectual property	10,000	-

Total Assets	$787,692	$35,181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Cash overdraft	$-	$301
Accounts payable	103,348	38
Accrued expenses	60,380	60,380
Current liabilities held under discontinued operations	-	2,550,328
Total Current Liabilities	163,728	2,611,047

TOTAL LIABILITIES	163,728	2,611,047

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.00001, 100,000,000 shares authorized, 23,937,979 and 8,559,721 issued and outstanding at August 31, 2012 and November 30, 2011, respectively	239	86
Additional paid-in capital	2,357,129	1,551,368
Additional paid-in capital - options and warrants	1,075,539	145,512
Subscription receivable	(76,927)	-
Accumulated deficit	(1,884,979)	(4,150,676)
Deficit accumulated during the development stage	(658,246)	-
Accumulated other comprehensive income (loss)	(188,791)	(122,156)
Total Stockholders' Equity (Deficit)	623,964	(2,575,866)

Total Liabilities and Stockholders' Equity (Deficit)	$787,692	$35,181

See accompanying notes to condensed consolidated financial statements.

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED AUGUST 31, 2012 AND 2011 (UNAUDITED)

AND PERIOD MAY 1, 2012 THROUGH AUGUST 31, 2012 (DEVELOPMENT STAGE)

IN US$

					Period
	For the nine months ended		For the three months ended		May 1, 2012
	August 31,	August 31,	August 31,	August 31,	through
	2012	2011	2012	2011	August 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$-

COSTS AND EXPENSES
Cost of sales	-	-	-	-	-
Depreciation and amortization	-	-	-	-	-
Research and development	257,568	-	164,768	-	257,568
Administrative expenses	737,606	166,655	284,891	28,525	400,678
Total Costs and Expenses	995,174	166,655	449,659	28,525	658,246

OPERATING LOSS	(995,174)	(166,655)	(449,659)	(28,525)	(658,246)

NON-OPERATING INCOME (EXPENSE)
Interest expense	-	-	-	-	-
Total Non-Operating Expense	-	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(995,174)	(166,655)	(449,659)	(28,525)	(658,246)

DISCONTINUED OPERATIONS
Gain (loss) on disposal of subsidiary	2,648,735	-	-	-	-
Gain (loss) from discontinued operations	(46,110)	(538,069)	-	(192,103)	-

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	2,602,625	(538,069)	-	(192,103)	-

NET INCOME (LOSS)	$1,607,451	$(704,724)	$(449,659)	$(220,628)	$(658,246)

NET INCOME PER COMMON SHARE (BASIC)
From continuing operations	$(0.06)	$(0.02)	$(0.02)	$(0.00)
From discontinued operations	0.17	(0.06)	-	(0.02)

	$0.10	$(0.08)	$(0.02)	$(0.03)

Weighted average shares outstanding (BASIC)	15,741,046	8,341,477	23,982,979	8,532,139

NET INCOME PER COMMON SHARE (DILUTED)
From continuing operations	$(0.04)	$(0.02)	$(0.02)	$(0.00)
From discontinued operations	0.12	(0.06)	-	(0.02)

	$0.07	$(0.08)	$(0.02)	$(0.03)

Weighted average shares outstanding (DILUTED)	22,467,328	8,341,477	23,982,979	8,532,139

OTHER COMPREHENSIVE LOSS - CONTINUING OPERATIONS
Comprehensive loss - beginning of period	$(995,174)	$(166,655)	$(449,659)	$(28,525)
Cumulative translation adjustments	(66,635)	(109,907)	3	(10,235)

Comprehensive loss - end of period	$(1,061,809)	$(276,562)	$(449,656)	$(38,760)

See accompanying notes to condensed consolidated financial statements.

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010 AND NINE MONTHS ENDED AUGUST 31, 2012
(UNAUDITED)

						Additional
					Additional	Paid-in		Retained	Deficit Accumulated	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Capital-Options	Subscription	Earnings	During the	Comprehensive
	Shares	Amount	Shares	Amount	Capital	and Warrants	Receivable	(Deficit)	Development Stage	Income (Loss)	Total
Balance November 30, 2009	-	$-	7,150,439	$71	$668,793	$-	$-	$(2,138,376)	$-	$(61,301)	$(1,530,813)
Shares issued for cash	-	-	376,782	4	192,766	145,512	-	-	-	-	338,282
Shares issued for services	-	-	212,500	2	178,398	-	-	-	-	-	178,400
Exercise of stock options	-	-	85,000	1	42,999	-	-	-	-	-	43,000
Fair value of options granted	-	-	-	-	36,000	-	-	-	-	-	36,000
Fair value of rent contributed by major shareholder	-	-	-	-	40,860	-	-	-	-	-	40,860
Conversion of liability to paid in capital - related party	-	-	-	-	40,000	-	-	-	-	-	40,000
Net loss for the year ended November 30, 2010	-	-	-	-	-	-	-	(1,151,835)	-	(48,207)	(1,200,042)
Balance November 30, 2010	-	-	7,824,721	78	1,199,816	145,512	-	(3,290,211)	-	(109,508)	(2,054,313)
Shares issued for conversion of loan payable to shareholders	-	-	381,250	4	121,996	-	-	-	-	-	122,000
Shares issued for services, net of shares cancelled for services	-	-	174,583	2	93,698	-	-	-	-	-	93,700
Shares issued for cash	-	-	179,167	2	94,998	-	-	-	-	-	95,000
Fair value of rent contributed by major shareholder	-	-	-	-	40,860	-	-	-	-	-	40,860
Net loss for the year ended November 30, 2011	-	-	-	-	-	-	-	(860,465)	-	(12,648)	(873,113)
Balance November 30, 2011	-	-	8,559,721	86	1,551,368	145,512	-	(4,150,676)	-	(122,156)	(2,575,866)
Shares issued for services	-	-	195,763	2	75,458	-	-	-	-	-	75,460
Fair value of rent contributed by major shareholder	-	-	-	-	10,215	-	-	-	-	-	10,215
Net income for the five months ended April 30, 2012	-	-	-	-	-	-	-	2,265,697	-	(66,638)	2,199,059
Balance April 30, 2012	-	-	8,755,484	88	1,637,041	145,512	-	(1,884,979)	-	(188,794)	(291,132)
Shares issued for services and accounts payable	-	-	480,000	4	119,996	-	-	-	-	-	120,000
Shares issued for cash	-	-	5,947,000	59	590,181	896,510	(85,655)	-	-	-	1,401,095
Shares issued for intellectual property	-	-	8,755,484	88	9,912	-	-	-	-	-	10,000
Fractional shares issued	-	-	11	-	(1)	-	-	-	-	-	(1)
Net loss for the period May 1, 2012 through May 31, 2012 (development stage)	-	-	-	-	-	-	-	-	(208,587)	-	(208,587)
Balance May 31, 2012	-	-	23,937,979	239	2,357,129	1,042,022	(85,655)	(1,884,979)	(208,587)	(188,794)	1,031,375
Cash received for shares issued	-	-	-	-	-	-	8,728	-	-	-	8,728
Fair value of options granted	-	-	-	-	-	33,517	-	-	-	-	33,517
Net loss for the period June 1, 2012 through August 31, 2012 (development stage)	-	-	-	-	-	-	-	-	(449,659)	3	(449,656)
Balance August 31, 2012	-	$-	23,937,979	$239	$2,357,129	$1,075,539	$(76,927)	$(1,884,979)	$(658,246)	$(188,791)	$623,964

See accompanying notes to condensed consolidated financial statements.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011 (UNAUDITED)
AND PERIOD MAY 1, 2012 THROUGH AUGUST 31, 2012 (DEVELOPMENT STAGE)

	IN US$
			Period
	For the nine months ended		May 1, 2012
	August 31,	August 31,	through
	2012	2011	August 31, 2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income (loss)	$(995,174)	$(166,655)	$(658,246)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-	-	-
Stock based compensation and shares issued for services	192,476	88,270	-
Contributed expenses by management	30,645	20,430	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	99,912	-	145,558
Net cash used in operating activities	(672,141)	(57,955)	(512,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	(102)	-	(196,370)
Cash received for common stock	1,486,750	50,000	1,486,750
Net cash provided by financing activities	1,486,648	50,000	1,290,380

DISCONTINUED OPERATIONS
Operating activities	(40,765)	(243,250)	-
Investing activities	-	-	-
Financing activities	23	239,218	-
	(40,742)	(4,032)	-

EFFECT OF EXCHANGE RATE ON CASH	3,927	(691)	-

INCREASE (DECREASE) IN CASH	777,692	(12,678)	777,692
CASH, BEGINNING OF YEAR	-	13,005	-
CASH, END OF PERIOD	$777,692	$327	$777,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

NONCASH OPERATING AND FINANCING ACTIVITIES
Conversion of notes payable - related parties for equity	$-	$122,000	$-
Common shares issued for intellectual property	$10,000	$-	$-

See accompanying notes to condensed consolidated financial statements.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

Buildablock Corp. (the “Company”) formerly HIPSO Multimedia, Inc., a Florida corporation, was incorporated in April 2005. As described in Note 7, the Company entered into an Asset Purchase Agreement on November 30, 2011 providing for the acquisition of intellectual property rights comprised of an Internet and mobile service platform whose purpose is to empower or capitalize on the growth of the neighborhood, local economy (the “Buildablock Assets”). The Buildablock Assets are in the development stage. In addition to Buildablock’s social networking library, the service is enriched by its new “DealWink” engine, a new e-commerce platform that combines the power of group buying, couponing, and price aggregation, among other things, to drive both value to its customers and opportunity to the retailer. Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In connection with the completion of the acquisition, the Company effected a reverse stock split of the Company’s outstanding shares of common stock, par value $0.00001, on a one-for-eight (1:8) basis (which occurred on March 7, 2012) and issued an aggregate of 8,755,484 shares of common stock effective March 7, 2012, representing 50% of the Company’s outstanding shares after giving effect to the one-for-eight reverse stock split and issuance of the shares. The Buildablock Assets were valued at $10,000. Upon the closing of the transaction, Messrs. Gary Oberman and Bartek Bulzak were elected to the Company’s Board of Directors, Mr. Oberman was appointed President and Chief Executive Officer and Mr. Bulzak was appointed Chief Technology Officer. Effective February 24, 2012, the name of the Company was changed to Buildablock Corp.

On June 5, 2012, the Company formed a Canadian subsidiary, Buildablock Canada Inc. (“Buildablock Canada”). Since inception, Buildablock Canada has had little activity. The Company anticipates that Buildablock Canada will engage in research and development activities.

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

With the disposition of Valtech, the Company commenced operating in the development stage as it develops its purchased intellectual property. The Company has no revenues and nominal assets other than cash which was raised during May 2012 as part of a private placement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (continued)

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has no allowance for doubtful accounts as of August 31, 2012.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended August 31, 2012 and 2011 are included in administrative expenses in the consolidated statements of operations.

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income (Loss) Per Share of Common Stock (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	August 31,	August 31,
	2012	2011
Net income (loss)	$1,607,451	$(704,724)

Weighted-average common shares Outstanding (Basic)	15,741,046	8,341,477

Weighted-average common stock Equivalents
Stock options	440,000	6,250
Warrants	6,286,282	339,282

Weighted-average common shares Outstanding (Diluted)	22,467,328	8,687,009

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of August 31, 2012 and for the nine months ended August 31, 2012 and 2011, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in its condensed consolidated statement of operations for the nine months ended August 31, 2011 to conform with the August 31, 2012 presentation. These reclassifications had no effect on the net loss for the nine months ended August 31, 2011.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of August 31, 2012, no additional accrual for income taxes other than the federal and state provisions is considered necessary.

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – FIXED ASSETS

Fixed assets as of August 31, 2012 (unaudited) and November 30, 2011, reflected in assets held under discontinued operations were as follows:

		(unaudited)
	Estimated Useful	August 31,	November 30,
	Lives (Years)	2012	2011
Computer and office equipment	5	$32,941	$31,966

Less: accumulated depreciation		32,941	31,966
Property and equipment, net		$0	$0

There was $0 and $4,997 charged to operations for depreciation expense for the nine months ended August 31, 2012 and 2011, respectively, which are reflected in discontinued operations.

NOTE 4 – DEFERRED COSTS

Deferred costs as of August 31, 2012 (unaudited) and November 30, 2011, reflected in assets held under discontinued operations were as follows:

		(unaudited)
	Estimated Useful	August 31,	November 30,
	Lives (Years)	2012	2011
Deferred Costs	5	$464,623	$450,876

Less: accumulated amortization		464,623	450,876
Property and equipment, net		$0	$0

There was $0 and $71,100 charged to operations for amortization expense for the nine months ended August 31, 2012 and 2011, respectively, which are reflected in discontinued operations.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 5 – RELATED PARTY LOANS

In April 2012, the related party loans with the four principal shareholders of the Company were assumed by Valtech, upon the sale back to Valtech along with the accrued interest on those loans. Currently there is a $0 balance due those shareholders. The amount outstanding prior to the sale was $1,928,319. The loans did bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$). Interest expense for the nine months ended August 31, 2012 and 2011 were $35,361 and $97,401, respectively, and are reflected in operations from discontinued operations. Accrued interest on these loans prior to the sale was $329,395. The accrued interest along with the notes were sold in April 2012, and the balance is $0 as of August 31, 2012 (see Note 12).

NOTE 6 – COMMITMENTS

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 6 – COMMITMENTS (CONTINUED)

Financing Agreement (Continued)

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

The Company entered into an Investor Relations Agreement with CCG Investor Relations effective July 1, 2012. The Agreement is for a term of 1 year. Consideration for the services that CCG Investor Relations will provide is in the form of 20,000 options per month under the 2012 Plan (as defined in Note 8).

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

NOTE 7 – ACQUISITION - BUILDABLOCK

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

As of August 31, 2012, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001 per share.

The Company has 23,937,979 shares issued and outstanding as of August 31, 2012.

During the quarter ended August 31, 2012, the Company issued no shares of common stock.

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 8 – STOCKHOLDERS’ DEFICIT    (CONTINUED)

Common Stock (Continued)

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

On July 6, 2012, the Board of Directors of the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance share units to employees, consultants and non-employee directors of the Company and its subsidiaries. The Company has reserved 2,000,000 of its shares for issuance under the 2012 Plan. During the quarter ended August 31, 2012, the Company issued 440,000 options under the 2012 Plan.

The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period. During the nine months ended August 31, 2012 and 2011, stock based compensation was $33,516 and $0, respectively.

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 8 – STOCKHOLDERS’ DEFICIT    (CONTINUED)

Stock Options (Continued)

The following is a summary of the outstanding stock options for the nine months ended August 31, 2012 and 2011:

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2011	6,250	$0.48	2.015	$2,300
Granted	440,000	0.78	7.33	201,098
Exercised	-	0.00	0.00	(-)
Cancelled/Expired	(6,250)	(0.48)	(2.015)	(2,300)
Outstanding, August 31, 2012	440,000	$0.78	7.33	$201,098
Exercisable, August 31, 2012	60,000	$0.80	5.00	$3

	Options	Weighted Average Exercise Price	Weighted Average Exercise Life	Aggregate Intrinsic Value
Outstanding, November 30, 2010	92,500	$0.48	3.015	$43,700
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(86,250)	(0.48)	1.00	(41,400)
Outstanding, August 31, 2011	6,250	$0.48	1.755	$2,300
Exercisable, August 31, 2011	6,250	$0.48	1.755	$2,300

Warrants

The Company entered into private placement agreements with various individuals through November 30, 2010 for the issuance of 339,282 shares of common stock along with 339,282 warrants. The Company received the proceeds of $314,282 for these units. The warrants expire 3 years from issuance, at an exercise price of $1.60 per share. The warrants were valued using the Black-Scholes method and were recorded as additional paid in capital – warrants of $145,512. The criteria established for the valuation of these warrants were as follows: risk free interest rate – 1.25%; dividend yield – 0%; volatility – 185%. The warrants were issued in November 2010.

The Company entered into private placement agreements with various individuals for the issuance of 5,947,000 shares of common stock along with 5,947,000 warrants. The Company received the proceeds of $1,486,750 for these units. The warrants expire August 31, 2013 and have an exercise price of $0.50 per share. The warrants were valued using the Black-Scholes method and were recorded as additional paid in capital – warrants of $896,510. The criteria established for the valuation of these warrants were as follows: risk free interest rate – 0.75%; dividend yield – 0%; volatility – 235%. The warrants were issued in May 2012.

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
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 9 – PROVISION FOR INCOME TAXES

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

At August 31, 2012, deferred tax assets consist of the following:

Net operating losses	$1,765,266
Valuation allowance	(1,765,266)
$-

At August 31, 2012, the Company had a net operating loss carryforward in the approximate amount of $5,191,960, available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended August 31, 2012 and 2011 is summarized as follows:

	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10 – FAIR VALUE MEASUREMENTS

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

NOTE 11 – CONCENTRATION OF CREDIT RISK

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

BUILDABLOCK CORP.
(FORMERLY HIPSO MULTIMEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 12 – SALE OF VALTECH/DISPOSITION OF SUBSIDIARY

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

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed entity shown as discontinued operations.  All historical statements have been restated in accordance with GAAP.  Summarized financial information for discontinued operations for the periods ended August 31, 2012 and 2011 are as follows:

Balance Sheet at March 31, 2012:

Cash	$127
Accounts receivable	26,228
Accounts payable and accrued expenses	(765,298)
Loans payable	(1,909,492)
Common stock	(300)

Gain on disposition of Valtech	$2,648,735

Results of operations – August 31, 2012

Revenues	$10,600
Cost of revenues	(9,100)
General and administrative	(12,640)
Interest expense	(34,970)

Loss from discontinued operations	$(46,110)

Results of operations – August 31, 2011

Revenues	$123,491
Cost of revenues	(247,743)
General and administrative	(316,416)
Interest expense	(97,401)

Loss from discontinued operations	$(538,069)

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

Overview

In June 2008, we acquired our former wholly-owned subsidiary, Valtech Communications Inc. (“Valtech”) in a reverse merger transaction, issuing 40 million restricted shares to the prior Valtech shareholders. Valtech offers low-cost, highly reliable triple-play service of Digital Phone, Digital Voice, High-Speed Internet and Digital TV backed by fast, friendly and live customer service (“Telecommunication Services”).

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

In the Company’s third quarter ended August 31, 2012, the Company undertook various initiatives to realize the commercial feasibility of the Buildablock platform, including:

•	appointing Mr. Jonathan Wener and Mr. Sheldon Leibner, two well-known business leaders, as members of its Advisory Board;

•	commencing its marketing plan targeting the Montreal area to introduce both shoppers and retailers to the Company’s consumer-driven, volume purchasing e-commerce model; and

•	launching a test version of its consumer purchasing website on September 21, 2012 that integrates all of the platform’s processes and will provide key technical and user feedback to the Company for final system readiness.

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

Results of Operations for the Three Months Ended August 31, 2012 and August 31, 2011

Continuing Operations:

Revenues: The Company is operating as a development stage company and did not record any revenues for the three months ended August 31, 2012 and August 31, 2011.

Cost of Sales: The Company did not record any revenues and therefore did not incur cost of sales for the three months ended August 31, 2012 and August 31, 2011.

Depreciation and Amortization: The Company did not incur any depreciation or amortization expense for the three months ended August 31, 2012 and August 31, 2011.

Research and Development: The Company incurred research and development costs of $164,768 for the three months ended August 31, 2012 and did not incur any such costs for the three months ended August 31, 2011. The increase is due to the acquisition of the Buildablock Assets on March 7, 2012 and the development of the Buildablock platform.

General and Administrative Expenses: General and administrative expenses for the three-month period ended August 31, 2012 was $284,891 compared to $28,525 for the three months ended August 31, 2011. The increase in the Company’s general and administrative expenses in 2012 was mainly due to increased costs associated with the development of the Buildablock business.

Interest Expense: The Company did not incur any interest expense for the three months ended August 31, 2012 and August 31, 2011 as the Company did not have any debt relating to continuing operations.

Discontinued Operations:

Gain (loss) from discontinued operations: The Company recorded neither a gain or loss from discontinued operations for the three months ended August 31, 2012, but recorded a loss of $192,103 for the three months ended August 31, 2011 attributable to the continuing operations of Valtech, which was subsequently sold for $1 on April 30, 2012.

Results of Operations for the Nine Months Ended August 31, 2012 and August 31, 2011

Continuing Operations:

Revenues: The Company is operating as a development stage company and did not record any revenues for the nine months ended August 31, 2012 and August 31, 2011.

Cost of Sales: The Company did not record and revenues and therefore did not incur cost of sales for the nine months ended August 31, 2012 and August 31, 2011.

Depreciation and Amortization: The Company did not incur any depreciation or amortization expense for the nine months ended August 31, 2012 and August 31, 2011.

Research and Development: The Company incurred research and development costs of $257,568 for the nine months ended August 31, 2012 and did not incur any such costs for the nine months ended August 31, 2011. The increase is due to the acquisition of the Buildablock Assets on March 7, 2012 and the development of the Buildablock platform.

General and Administrative Expenses: General and administrative expenses for the nine month period ended August 31, 2012 was $737,606 compared to $166,655 for the nine months ended August 31, 2011. The increase in the Company’s general and administrative expenses is largely due to increased costs associated with the development of the Buildablock business.

Interest Expense: The Company did not incur any interest expense for the nine months ended August 31, 2012 and August 31, 2011, as the Company did not have any debt relating to continuing operations.

Discontinued Operations:

Gain (loss) on disposal of subsidiary: The Company sold Valtech for $1 on April 30, 2012 and recorded a gain of $2,648,735 mostly due to the forgiveness of Valtech related debt.

Gain (loss) from discontinued operations: The Company recorded a loss of $46,110 for the nine months ended August 31, 2012 versus a loss of $538,069 for the nine months ended August 31, 2011. The improvement is due to the sale of the Valtech business on April 30, 2012.

Liquidity and Capital Resources

As of August 31, 2012, we had total cash resources of $777,692. During the nine months ended August 31, 2012, net cash used in operating activities was $672,141; during the nine months ended August 31, 2011, net cash used in operating activities was $57,955. The cash used for the nine months ending August 31, 2012 was primarily used for development of the Buildablock business, while cash used in the nine months ending August 31, 2011 was for the general operations of the Company other than the Valtech business.

During the nine month period ended August 31, 2012, we raised $1,486,750 from the issuance of common stock and warrants issued to fund the development of the Buildablock business; during the nine month period ended August 31, 2011, net cash provided by financing activities was $50,000 which represented proceeds from shareholder loans.

Current and Future Financing Needs

We have incurred an accumulated deficit of $2,543,225, including the deficit accumulated during the development phase of Buildablock and accumulated other comprehensive losses, through August 31, 2012. We incurred negative cash flow from operations from our previously owned Telecommunication Services business and will continue to incur negative cash flow from operations in the Buildablock business until that business becomes fully operational. We expect to spend substantial amounts in connection with implementing our new business strategy relating to the Buildablock Assets. Our continued operations will depend upon whether we are able to raise additional funds through third parties, such as equity and debt financing. However, there can be no assurance that such additional funds will be available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to adequately fund our business plan. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.

Off-Balance Sheet Arrangements

As of August 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We cannot predict if or when we will become profitable and anticipate that our net losses and negative cash flow from operations will continue for the foreseeable future.

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

Our business depends on the acceptance of the use of social media as a tool for commercial transactions; there is no assurance that our service will be accepted by merchants or customers.

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

Our success depends in a large part upon the continued service of our senior management team. In particular, our President, Chief Executive Officer and Interim Chief Financial Officer, Gary Oberman, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Oberman or any other member of our senior management team. The loss of our President, Chief Executive Officer and Interim Chief Financial Officer, even temporarily, or any other member of senior management would harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2012, the Company completed its private placement in which it sold an aggregate of 5,947,000 shares of the Company’s common stock, par value $0.00001 per share, for aggregate gross proceeds of $1,486,750. Aggregate commissions were $148,675. The offering was made to a small group of sophisticated investors outside the United States in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated thereunder. In connection with the issuance, the Company issued one warrant for each share issued, for an aggregate of 5,947,000 warrants. Each warrant may be exercised at any time through August 31, 2013 at an exercise price of $0.50 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

31.1	Certification of Gary Oberman, President, Chief Executive Officer and Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Gary Oberman, President, Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Buildablock Corp. (Registrant)

Dated: October 15, 2012	By:	/s/ Gary Oberman
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Gary Oberman, President, Chief Executive Officer and Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Gary Oberman, President, Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.

