Form 10-K
period 2012-11-30
Buildablock Corp.
filed 2023-12-01
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-131599

BUILDABLOCK CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Florida	22-3914075
(State of Incorporation)	(I.R.S. Employer Identification No.)

382 NE 191st Street, #83251, Miami, Florida	33179
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (855) 946-5255

Securities Registered Pursuant to Section 12(g) of The Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,643,799.

On November 30, 2012, the Registrant had 23,937,979 shares of common stock issued and outstanding. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

EXPLANATORY NOTE:

The current management submitting the following unaudited financial statements were not employed by the Company nor Board members for the financial periods presented below. The current Board of Directors in the best interests of the Shareholders chooses to file the necessary reporting obligations as a Voluntary Reporting Company. These unaudited financial reports are for a period prior to the filing of the FORM 15 dated October 4, 2013 with the SEC. The information is to the best of managements knowledge at the time of the filing.

Forward-Looking Statements and Associated Risks

This Annual Report on Form 10-K of Buildablock Corp. (hereinafter the “Company” or the “Registrant”) includes forward-looking statements. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward- looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see “Risk Factors”.

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

The Company, f/k/a HIPSO Multimedia, Inc., a Florida corporation, was incorporated in April 2005. The Company entered into an Asset Purchase Agreement on November 30, 2011, providing for the acquisition of intellectual property rights comprised of an Internet and mobile service platform whose purpose is to empower or capitalize on the growth of the neighborhood, local economy (the “Buildablock Assets”).

Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In connection with the completion of the acquisition, the Company effected a reverse st ck split oft e Company’s outstanding shares of common stock, par value $0.00001, on a one-for-eight (1:8) basis (which occurred on March 7, 2012) and issued an aggregate of 8,755,484 shares of common s to ck effective March 7, 2012, representing 50% of the Company’s then-outstandmg shares, after givmg effect to the one-for-eight reverse stock split and issuance of the shares.

Upon the closing of the transaction, Gary Oberman and Bartek Bulzak were elected to the Company’s Board of Directors, Mr. Oberman was appointed President and Chief Executive Officer and Mr. Bulzak was appointed Chief Technology Officer.

Effective February 24, 2012, the name of the Company was changed to Buildablock Corp.

Business

Summary. Buildablock.com is an Internet service platform whose mission is to act as a transactional catalyst between buyers and sellers while leveraging a growing collection of patented, sophisticated user friendly tools. Growing beyond the scope of aggregation sites or group buying catalogs, Buildablock.com offers consumers maximum value for their purchasing dollar by combining group buying leverage, social media interactivity and automated negotiating tools. Buildablock.com’s dashboard of buying tools and follow-on services represent a new paradigm in supply chain interaction for both retailers and consumers alike. The Company expects that ease of customer acquisition and diverse, recurring revenue streams will combine to return exceptional value to the Company’s shareholders.

Recent Activities. In January 2013, the Company launched its e-commerce website, Buildablock.com and the site is now live and fully integrated.

In the Company’s press release announcing the launch, the Company’s CEO, Gary Oberman, stated, “we are excited by the live launch of our e-commerce website. We believe that group buying using the Buildablock platform is the wave of the future since it provides for negotiated discounting and user empowerment since it is the customer that chooses products for discounting by just uploading them onto our site. As just one example of how our economies of scale work, by consolidating large blocks of fuel buyers that number in the thousands, the Buildablock platform can approach large fuel providers to negotiate fleet pricing for its members. This is a very compelling application of our business model that can provide the opportunity for Buildablock users to save money on gas.”

This press release further stated that the Company had progressed into the marketing phase where initiatives will include merchant awareness programs and buyer incentive campaigns. One such program is its joint venture relationship with Linen Chest, Canada’s leading retailer in home fashion, with over 28 stores. Linen Chest is a very strong Canadian brand with an emerging digital presence that had been looking for an online solution to help drive traffic to its physical stores and increase online sales without the need for deep discounting.

Sheldon Liebner, President of the Linen Chest, was quoted in the Company’s press release, stating, “Buildablock’s unique group bidding methodology ensures maximum traffic through negotiated price management. We had entertained doing business with fixed discounters like Groupon, but found very little user engagement during the sales process, which limits customer loyalty. With Buildablock, our view is that the user experience will be very engaging, which will maintain maximum value to both the buyer and the seller alike. Buildablock users completed several transactions with Linen Chest in the early phase of its live launch, which was easily facilitated and which Linen Chest reports drove new traffic to both its website and physical stores. Buildablock is the only platform we found that delivers high quality, free advertising without degrading our brand. This is very encouraging news for our firm as we transition our way across the digital landscape”.

From this alliance with Linen Chest, the Company was able to obtain essential user feedback through its soft launch in order to finalize systems and procedures and prepare for its live launch. Buildablock is now focused upon increasing its shopper population through various programs and initiatives. Since Buildablock’s social login requirement is similar to that of other leading social networking sites, the Company expects to gain exposure to the friends networks of new subscribers it gained via marketing efforts already undertaken, which could lead to over 400,000 potential new subscribers by way of referral.

The Company views the social networking element as a key to enhancing the shopper experience and expects to go live with its mobile application in the near future. The Company is intent on increasing the consumer and merchant adoption of the Buildablock platform and remains confident in its ultimate success of its vibrant and exciting e-commerce platform.

A Unique Shopping Platform. Buildablock.com is an online shopping platform that revolutionizes conventional online shopping. The site brings together great ideas, such as group discounts, wish lists, online negotiations, and more, into a unique venue that empowers consumers to save on the items they want from the merchants they choose.

When a Buildablock.com user finds an item he or she likes, whether online or in a retail store, the Buildablock.com user simply posts basic details about it on Buildablock.com and shares the information on social media. The Company calls that action a “Wink”. Then, others with the same interest can join the Wink to form a buyer group. Once a certain number of buyers have joined the Wink, Buildablock.com automatically opens a negotiation with the merchant to win a substantial discount for everyone in the buyer group.

The Buildablock Advantage. Buildablock.com is capable of saving users money when it comes to buying the things users really want to purchase. While arranging terrific deals for users will always be Buildablock.com’s primary objective, Buildablock.com is not one-dimensional. Rather, Buildablock.com empowers both shoppers and merchants, by acting as a mediator between shoppers and merchants.

Employees

We currently have approximately 4 full employees, including our president, and two part-time per diem installers for our Telecommunication Services and equipment.

Patents, Trademarks, Service Marks And Licenses and Other Intellectual Property

On November 30, 2011, the Company, entered into an Asset Purchase Agreement (the “Agreement”) with 3324109 Canada Inc., a Canadian corporation owned by Gary Oberman (“GaryCo”) and 8040397 Canada Inc., a Canadian corporation, owned by Bartek Bulzak (“BulzakCo”), collectively, the “Sellers”, providing for the acquisition by the Company of the Buildablock Assets. The Sellers have conducted no other business other than the development of this platform. The intellectual property was funded l 00% by the respective owners of the Sellers personally. The Agreement provides for the issuance of 4,377,742 shares of the Company’s common stock to each of GaryCo and BulzakCo, for an aggregate of 8,755,484 shares, representing 50% of the Company’s outstanding shares after giving effect to a one-for-eight reverse stock split. On March 7, 2012, the Company completed the acquisition of the Buildablock Assets and the common shares were issued at that time

Major Customers

As of November 30, 2012, the Company had one customer who generated 75% of our revenues.

Government Regulation

The Company’s business is not subject to any governmental regulation.

Recent Developments

Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In connection with the completion of the acquisition, the Company effected a reverse stock split of the Company’s outstanding shares of common stock, par value $0.00001, on a one-for- eight (1:8) basis (which occurred on March 7, 2012) and issued an aggregate of 8,755,484 shares of common stock effective March 7, 2012, representing 50% of the Company’s outstanding shares after giving effect to the one-for-eight reverse stock split and issuance of the shares. The Buildablock Assets were valued at $10,000. Upon the closing of the transaction, Messrs. Gary Oberman and Bartek Bulzak were elected to the Company’s Board of Directors, Mr. Oberman was appointed President and Chief Executive Officer and Mr. Bulzak was appointed Chief Technology Officer. Effective upon the closing of the transaction, Mr. Rene Arbic resigned as President and Chief Executive Officer of the Company. In addition, Mr. Arbic has agreed to resign from the Board within one year of the closing of the transaction.

In addition on April 13, 2012, the Board of Directors approved the sale ofValtech back to some or all of the original shareholders ofValtech for $1.00. This sale occurred on April 30, 2012.

As a result of this sale, the Company on April 13, 2012, became a development stage company, as it continues the development of its social networking platform under the “Buildablock” name.

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS Back to Table of Contents

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K for the year ended November 30, 2012.

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

Our auditor has raised doubts about the Company’s ability to continue as a going concern.

The Company has lost money in every quarter since the inception of its business. As of November 30, 2012, our accumulated loss was $1,884,979. In April 2012, the related party loans with the four principal shareholders of the Company were assumed by Valtech, upon the sale back to Valtech along with the accrued interest on those loans. Currently there is a $0 balance due those shareholders. The amount outstanding prior to the sale was $1,928,319. The loans did bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$). Interest expense for the years ended November 30, 2012 and 2011 were $35,361 and $97,401, respectively, and are reflected in operations from discontinued operations. Accrued interest on these loans prior to the sale was $329,395. The accrued interest along with the notes were sold in April 2012, and the balance is $0 as of November 30, 2012.

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

The Company has a concentration of credit risk.

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

The Company is managed by a small number of executive officers. Competition for qualified executives in the telecommunications industry is intense, and there are a limited number of persons with comparable experience. The Company depends upon its executive officers, and, in particular, Rene Arbic, President and Chief Executive Officer, to execute its business strategy and manage employees. While Company does not have employment agreements with nor does it have “key person” life insurance policies on any of its executive officers, Rene Arbic has an employment agreement with Valtech, the Company’s operating subsidiary. The loss of these key individuals would have a material adverse effect on the Company’s business.

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

It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

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

Possible Issuance of Additional Securities.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.00001. As of November 30, 2012, we had 23,937,979 shares of common stock issued and outstanding. We may issue additional shares of common stock in connection with any financing activities, as compensation for services or in connection with any future acquisitions. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.

Compliance with Penny Stock Rules.

Our securities are considered a “penny stock” as defined in the Exchange Act and the rules thereunder, since the price of our shares of common stock is less than $5. Unless our common stock will otherwise be excluded from the definition of “penny stock,” the penny stock rules apply with respect to our common stock. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Company’s corporate offices are located at 550 Chemin du Golf, Suite 202, Ile des Soeurs, Quebec H3E 1A8. The office building is owned by Canvar Group, which is owned by Peter Varadi, a principal shareholder. The office space is made available to us on a month-to-month basis on a rent-free basis. The Company believes that the office facilities of approximately 2,500 square feet are sufficient for the foreseeable future and that this arrangement will remain in effect.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a)	Market Price Information

The Registrant’s common stock is subject to quotation on the FINRA OTCBB under the symbol BABL. To the best knowledge of the Registrant, there has been no liquid trading market for the Registrant’s common stock since its registration statement was declared effective. The following table shows the high and low bid prices for the Registrant’s common stock during the last three fiscal years as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	High	Low	High	Low	High	Low
First Quarter ended February 28,	$0.18	$0.06	$0.12	$0.04	$1.29	$0.09
Second Quarter ended May 31,	$0.10	$0.05	$0.18	$0.09	$0.25	$0.06
Third Quarter ended August 31,	$0.06	$0.02	$0.15	$0.10	$0.16	$0.06
Fourth Quarter ended November 30,	$0.08	$0.03	$0.16	$0.09	$0.13	$0.04

Approximate Number of Holders of Common Stock: On November 30, 2012, there were approximately 25 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Registrant’s board of director approved an equity compensation plan under which 3,000,000 shares of our common stock is authorized for issuance. No shares have been issued under such plan as of the filing of this mended annual report for the year ended November 30, 2012.

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

Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	-0-	-0-	3,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	3,000,000

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Operating Results Data:	2012	2011
Revenues	$0	$134,422
Net loss	(1,379,032)	(860,465)
Net loss per basic common shareholder	(0.01)	(0.01)
Basic weighted average common shares	17,790,270	67,167,107

Financial Position Data:
Total assets	372,007	35,181
Total liabilities	131,963	2,611,047
Stockholders’ deficit	240,044	(2,575,866)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS Back to Table of Contents

Forward-Looking Statements

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors”.

To the extent that statements in the report are not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company’s development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company’s industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company’s stock; and the risk factors set forth from time to time in the Company’s SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Forms 10-Q; and any reports on Form 8-K.

Overview

In June 2008, we acquired our wholly-owned subsidiary, Valtech Communications Inc. (“Valtech”) in a reverse merger transaction, issuing 40 million restricted shares to the Valtech shareholders.

Valtech offers low-cost, highly reliable triple-play service of Digital Phone, Digital Voice, High-Speed Internet and Digital TV backed by fast, friendly and live customer service (“Telecommunication Services”). Our present plan is to expand our bundled services by providing an end-to- end IPTV solution consisting of IPTV middleware, video on demand, network based PVR, IPTV head ends, content protection, IPTV infrastructure, system integration and IPTV applications such as games. In order to expand our services to include end-to-end IPTV service, the Company is dependent upon its ability to raise sufficient capital to fund its agreement with Ericsson. To date, the Company has been unable to meet its obligations under the Ericsson agreement and at present no agreement with Ericsson has been negotiated and no negotiations with Ericsson are on-going.

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

Cash and Cash Equivalents. The Company considers all highly liquid fixed income investments with maturities of three months or less, to be cash equivalents. On November 30, 2012, the Company had $362,007 in cash and cash equivalents. At November 30, 2011, the company had $0 in cash.

Accounts Receivable. Management periodically reviews the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company accounts receivable for the years ended November 30, 2012 and 2011 were $0 and $26,147 an respectively.

Deferred Costs. Deferred costs as of November 30, 2012 and 2011, are reflected in assets held under discontinued operations. There was $0 and $71,100 charged to operations for amortization expense for the year ended November 30, 2012 and 2011, respectively, which are reflected in discontinued operations.

Revenue Recognition. Through April 30, 2012, the Company through Valtech received revenue from subscribers to its triple play network in which it provided digital TV, voice over internet protocol (VoIP), and high speed internet access, all via fiber optic cable. The Company billed its subscribers on a monthly basis and recognized the monthly revenue based upon the specific plan selected by the subscriber. The Company additionally provided contracted services to wire commercial buildings with fiber optic cable in order to provide for similar services. Valtech was sold on April 30, 2012. For reporting periods ended after April 30, 2012, revenues for Valtech are reported net of operating expenses as gain or loss from discontinued operations.

Buildablock is a development stage company and has not yet recorded any revenues. Buildablock plans to recognize revenue from sales when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.

Fixed Assets: Fixed assets as of November 30, 2012 and 2011, are reflected in assets held under discontinued operations. There was $0 and $4,997 charged to operations for depreciation expense for the years ended November 30, 2012 and 2011, respectively, which are reflected in discontinued operations.

Results of Operations.

Comparison of the years ended November 30, 2012 and 2011

Revenues: Our revenues for the year ended November 30, 2012 were $0 compared to $134,422for year ended November 30, 2011. The Company’s revenues decreased by $143,422, which represents a 100% decrease from the prior year. The Company’s decrease in revenues is mainly attributable to the sale of Valtech.

Cost of Sales: Cost of Sales for the year ended November 30, 2012 was $0 compared to $301,379 for year ended November 30, 2011. The Company’s cost of sales decrease was $301,379, which represents a 100% decrease from prior year. Thus, the decrease in the cost of sales was directly related to the decrease in wirings and installations as well as equipment.

Depreciation and Amortization: For the year ended November 30, 2012 we recorded $0 in depreciation and amortization expenses compared to $132,490 during the year ended November 30, 2011.

General and Administrative Expenses: General and Administrative Expenses for the year ended November 30, 2012 was $1,121,464 compared to $429,616 for year ended November 30, 2011. The Company’s general and administrative expenses increase was 691,848, which represents a 161% increase from the prior year mainly due to increased non-cash compensation expenses.

Interest Expense: The Company’s interest expense for the year ended November 30, 2012 was $0 compared to $131,402 for year ended November 30, 2010. The decrease of 131,402 were due to the fact that the related party loans with the four principal shareholders of the Company were assumed by Valtech, upon the sale back to Valtech along with the accrued interest on those loans. Currently there is a $0 balance due those shareholders.

Liquidity and Capital Resources

During the year ended November 30, 2012, our net cash increased by 362,007. During the year ended November 30, 2012 and 2011, net cash used in operating activities was $1,083,641and $388,545, respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

We had no investing activities in the years ended November 30, 2012 and 2011.

Net cash provided by financing activities was $(1,486,449) during the year ended November 30, 2012 compared to $355,851 net cash provided by financing activities during the year ended November 30, 2011. The net cash provided by financing activities for the year ended November 30, 2012 resulted from proceeds of $1,486,730 related to the issuance of stoc. The net cash provided by financing activities for the year ended November 30, 2011 resulted from proceeds of $355,851 related to the issuance of stock.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $1,884,979 through November 30, 2012. We have incurred negative cash flow from operations since we started our Telecommunication Services business. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Effect of Exchange Rate on Cash.

During 2012, the Company reported a loss of $59 due to changes in the exchange rate compared to a gain of $19,689 in 2011. A loss reflects an increase in the value of the Canadian dollar as compared to the United States dollar.

Cash end of Year. The Company’s cash increased by $362,007 to $362,007 at the end of November 30, 2012 compared to an decrease of $13,005 at the end of November 30, 2011.

Off-Balance Sheet Arrangements

As of November 30, 2012 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs . FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income , which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment , which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

November 30, 2012 and 2011

(unaudited)

	11/30/12	11/30/11
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$362,007	$
Current assets held under discontinued operations		35,181
Total Current Assets	362,007	35,181

OTHER ASSETS
Intellectual property	10,000
Total other assets	10,000
Total Assets	372,007	35,181

LIABILITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Cash overdraft	$	$301
Accounts payable	69,083	38
Accrued expenses	60,380	60,380
Convertible note payable - third party	2,500
Current liabilities held under discontinued operations		2,550,328
Total Current Liabilities	131,963	2,611,047
Total Liabilities	131,963	2,611,047

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.00001, 100,000,000 shares authorized, 23,937,979 and 8,559,721 shares issued and outstanding at November 30, 2012 and 2011, respectively	239	86
Additional paid-in capital	2,357,129	1,551,368
Additional paid-in capital - options and warrants	1,075,539	145,512
Subscription receivable	(76,927)
Accumulated deficit	(1,884,979)	(4,150,676)
Deficit accumulated during the development stage	(1,042,104)
Accumulated other comprehensive income (loss)	(188,853)	(122,156)
Total Stockholders’ Equity (Deficit)	240,044	(2,575,866)
Total Liabilities and Stockholders’ Equity (Deficit)	$372,007	$35,181

See accompanying notes to consolidated financial statements

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

For the Years Ended November 30, 2012 and 2011, and the

Period May 1, 2012, through November 30, 2012 (Development Stage)

(unaudited)

	Year Ended	Year Ended	Period 5/1/12
	11/30/12	11/30/11	through 11/30/12
			(unaudited)
REVENUE	$	$134,422	$
COSTS AND EXPENSES
Cost of sales		301,379
Depreciation and amortization		132,490
Research and development	257,568		257,568
Administrative expenses	1,121,464	429,616	784,536
Total costs and expenses	1,379,032	863,485	1,042,104
OPERATING LOSS	(1,379,032)	(729,063)	(1,042,104)

NON-OPERATING INCOME (EXPENSE)
Interest expense	-	(131,402)
Total Non-Operating Expense		(131,402)
NET LOSS FROM CONTINUING OPERATIONS	(1,379,032)	(860,465)	(1,042,104)
DISCONTINUED OPERATIONS
Gain (loss) on disposal of subsidiary	2,648,735
Gain (loss) from discontinued operations	(46,110)
NET GAIN FROM DISCONTINUED OPERATIONS	2,602,625

NET INCOME (LOSS)	$1,223,593	$(860,465)	$(1,042,104)

NET INCOME PER COMMON SHARE (BASIC)
From continuing operations	$(0.08)	$(0.10)
From discontinued operations	0.15
	$0.07	$(0.10)
Weighted average shares outstanding (BASIC)	17,790,270	8,397,013

NET INCOME PER COMMON SHARE (DILUTED)
From continuing operations	$(0.08)	$(0.10)
From discontinued operations	0.15
	$0.07	$(0.10)
Weighted average shares outstanding (DILUTED)	17,790,270	8,397,013

OTHER COMPREHENSIVE LOSS - CONTINUING OPERATIONS
Comprehensive loss - beginning of period	$(1,379,032)	$(860,465)
Cumulative translation adjustments	(59)	(12,648)
Comprehensive loss - end of period	$(1,379,091)	$(873,113)

The accompanying notes are an integral part of these statements.

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended November 30, 2012 and 2011

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Additional Paid-in Capital-	Subscription	Retained Earnings	Deficit Accumulated During the Development	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Warrants	Receivable	(Deficit)	Stage	(Loss)	Total
Balance 11/30/09		$	7,150,439	$71	$668,793	$	$	$(2,138,376)	$	$(61,301)	$(1,530,813)
Shares issued for cash			376,782	4	192,766	145,512					338,282
Shares issued for services			212,500	2	178,398						178,400
Exercise of stock options			85,000		42,999						43,000
Fair value of options granted					36,000						36,000
Fair value of rent contributed by major shareholder					40,860						40,860
Conversion of liability to paid in capital - related party					40,000						40,000
Net loss for the year ended 11/30/10								(1,151,835)		(48,207)	(1,200,042)
Balance 11/30/10			7,824,721	78	1,199,816	145,512		(3,290,211)		(109,508)	(2,054,313)
Shares issued for conversion of loan payable to shareholders			381,250	4	121,996						122,000
Shares issued for services, net of shares cancelled for services			174,583	2	93,698						93,700
Shares issued for cash			179,167	2	94,998						95,000
Fair value of rent contributed by major shareholder					40,860						40,860

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended November 30, 2012 and 2011

(unaudited)

						Additional			Deficit Accumulated	Accumulated Other
	Preferred Stock		Common Stock		Additional Paid-in	Paid-in Capital-	Subscription	Retained Earnings	During the Development	Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Warrants	Receivable	(Deficit)	Stage	(Loss)	Total
Net loss for the year ended 11/30/11								(860,465)		(12,648)	(873,113)
Balance 11/30/11			8,559,721	86	1,551,368	145,512		(4,150,676)		(122,156)	(2,575,866)
Shares issued for services			195,763	2	75,458						75,460
Fair value of rent contributed by major shareholder					10,215						10,215
Net income for the five months ended 4/30/12								2,265,697		(66,638)	2,199,059
Balance 4/30/12			8,755,484	88	1,637,041	145,512		(1,884,979)		(188,794)	(291,132)
Shares issued for services and accounts payable			480,000	4	119,996						120,000
Shares issued for cash			5,947,000	59	590,181	896,510	(85,655)				1,401,095
Shares issued for intellectual property			8,755,484	88	9,912						10,000
Fractional shares issued			11		(1)						(1)
Cash received for shares issued							8,728				8,728
Fair value of options granted						33,517					33,517
Net loss for the period 5/1/12 through 11/30/12 (development stage)									(1,042,104)	(59)	(1,042,163)
Balance 11/30/12			23,937,979	$239	$2,357,129	$1,075,539	$(76,927)	$(1,884,979)	$(1,042,104)	$(188,853)	$240,044

See accompanying notes to consolidated financial statements.

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended November 30, 2012 and 2011, and the

Period May 1, 2012, through November 30, 2012 (Development Stage)

(unaudited)

	Year Ended	Year Ended	Period 5/1/12 through 11/30/12
	11/30/12	11/30/11	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income (loss)	$(1,379,032)	$(860,465)	$(1,042,104)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization		132,490
Stock based compensation and shares issued for services	192,476	73,270
Contributed expenses by management	30,645	40,860
Changes in operating assets and liabilities:
Accounts receivable		(7,708)
Prepaid expenses and other current assets
Accounts payable and accrued expenses	72,270	233,008	113,930
Net cash used for operating activities	(1,083,641)	(388,545)	(928,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	(301)	102	(196,569)
Cash received for common stock	1,486,750	70,000	1,486,750
Loan payable to bank
Loan payable to shareholders		285,749
Net cash provided by financing activities	1,486,449	355,851	1,290,181
DISCONTINUED OPERATIONS
Operating activities	(40,765)
Investing activities
Financing activities	23
	(40,742)
EFFECT OF EXCHANGE RATE ON CASH	(59)	19,689
INCREASE (DECREASE) IN CASH	362,007	(13,005)	362,007
CASH, BEGINNING OF YEAR		13,005
CASH, END OF PERIOD	362,007	$	362,007

See accompanying notes to financial statements.

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended November 30, 2012 and 2011, and the

Period May 1, 2012, through November 30, 2012 (Development Stage)

(unaudited)

	Year Ended 11/30/12		Year Ended 11/30/11		Period 5/1/12 through 11/30/12 (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$		$		$
NONCASH OPERATING AND FINANCING ACTIVITIES:
Conversion of notes payable - related parties for equity	$			$25,000	$
Common shares issued for intellectual property		$10,000	$		$

See accompanying notes to financial statements.

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

These consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles - Overall (“ASC 105-1 0”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority offederal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing n·on-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

The Company plans to record as revenue the net amount it retains fr m the sale of produ ts, excluding any applicab e taxes, after remitting the payment to the merchant minus the transaction fees. Revenue will be recorded on a net basis because the Company plans to act as an agent of the merchant in the transaction.

The Company plans that the merchant will be the primary obligor in these transactions,_ will be s bject to inventory risk, and will have latitude in establishing prices. The Company plans to perform a service by actmg as the agent of the merchant which will be responsible for fulfillment, and therefore revenue is planned to be recorded on a net basis.

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

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended August 31, 2012 and 2011 are included in administrative expenses in the consolidated statements of operations.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; office and computer equipment - 5 years.

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

The Company has elected to use the modified-prospective approach method.Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award.

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of November 30, 2012 and for the years ended November 30, 2012 and 2011, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in its condensed consolidated statement of operations for the year ended November 30, 2011 to conform with the November 30, 2012 presentation. These reclassifications had no effect on the net loss for the year ended November 30, 2011.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as ofN ovember 30, 2012, no additional accrual for income taxes other than the federal and state provisions is considered necessary.

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

In February 2007, the FASB issued ASC 825-10, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends and clarifies the measurement and disclosure requirements of ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company adopted this amended guidance, which did not have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement_ of compreh nsive income or 2) two separate but consecutive statements, in which the first statement presents total net mcome and its components, and the second statement presents total other comprehensive income and its components.

The Company adopted this amended guidance, which did not have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - FIXED ASSETS

Fixed assets as of November 30, 2012 and 2011, are reflected in assets held under discontinued operations. There was $0 and $4,997 charged to operations for depreciation expense for the years ended November 30, 2012 and 2011, respectively, which are reflected in discontinued operations.

NOTE 4 - DEFERRED COSTS

Deferred costs as of November 30, 2012 and 2011, are reflected in assets held under discontinued operations. There was $0 and $71,100 charged to operations for amortization expense for the year ended November 30, 2012 and 2011, respectively, which are reflected in discontinued operations.

NOTE 5 - RELATED PARTY LOANS

In April 2012, the related party loans with the four principal shareholders of the Company were assumed by Valtech, upon the sale back to Valtech along with the accrued interest on those loans. Currently there is a $0 balance due those shareholders. The amount outstanding prior to the sale was $1,928,319. The loans did bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$). Interest expense for the years ended November 30, 2012 and 2011 were $35,361 and $97,401, respectively, and are reflected in operations from discontinued operations. Accrued interest on these loans prior to the sale was $329,395. The accrued interest along with the notes were sold in April 2012, and the balance is $0 as of November 30, 2012 (see Note 12).

NOTE 6 – COMMITMENTS

Office Space

The Company occupies approximately 2,500 square feet of office space owned by a company that is owned by a shareholder of the Company. The occupancy is on a month-to-month basis, without a lease and without payment ofrent. The Company has occupied the space since February 1, 2008. Accordingly, a rent expense was recorded at the fair value of the applicable rent and with an offset to additional paid-in capital. The Company as of April 1, 2012, no longer utilized this space.

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

Financing Agreement

On June 15, 20 l 0, the Company entered into an Engagement Agreement with DME Securities LLC (“DME”) to raise $10,000,000 in debt or equity financing on a best efforts basis. The Company was responsible to pay a 10% success fee and to issue Placement Agent Warrants upon the successful completion of any amounts raised. DME was not able to raise any funds for the Company and the Engagement Agreement terminated on May 31, 2011.

On August 18, 20 l 0, the Company executed an equity financing commitment ofup to $5,000,000 from Dutchess Capital through its Dutchess Opportunity Fund, L.P. The commitment had a 3 year term, and the Company would sell its shares of common stock to Dutchess Capital up to the total committed amount. The Company would determine, at its sole discretion, the amount and timing of any sales of these shares. The purchase price of the shares would be set at 95% of the lowest daily VW AP of the common stock of the Company during the 5 consecutive trading days immediately after the put date as defined in the term sheet. The Company has not sold any shares under this term sheet and the agreement was cancelled.

On October 12, 20 l 0, the Company entered into an agreement with Notre-Dame Capital Inc. to raise $15,000,000 through an equity and debt financing on a best effort basis. Debentures would be offered in tranches of $50,000 and would bear interest at a rate of 8% per annum, payable quarterly in arrears, and maturing five years from the date of issuance. The principal amount of each debenture would be convertible into common shares of the Company’s stock at the option of the holder. The conversion price would be $2.00 per share for the first two years from the date of issuance, and thereafter at a price per share of $2.40 until maturity.

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

The Company entered into an Investor Relations Agreement with CCG Investor Relations effective July 1, 2012. The Agreement is for a term of l year. Consideration for the services that CCG Investor Relations will provide is in the form of 20,000 options per month under the 2012 Plan (as defined in Note 8).

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

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of November 30, 2012, the Company has 100,000,000 shares of common stock authorized with a par value of $.00001 per share.

The Company has 23,937,979 shares issued and outstanding as of November 30, 2012. During the year ended November 30, 2012, the Company issued:

The Company issued 8,755,484 shares of stock for the acquisition of the Buildablock Assets valued at $10,000; 480,000 shares ofcommon stock to settle accounts payable of$36,500 and for services of$83,500; and issued 5,947,000 shares of common stock in a private placement which included 5,947,000 warrants at a value of$1,486,750.

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

The Company issued 50,000 shares of stock for cash and liability for stock to be issued and 12,500 shares of stock for services rendered ($5,000).

The Company occupied office space owned by a principal shareholder, and recorded $10,215 of rent expense as contributed capital for the space.

The Company issued 366,250 shares of stock for cash and liability for stock to be issued and services rendered ($124,700) at a value of $199,700.

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

On July 6, 2012, the Board ofDirectors of the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance share units to employees, consultants and non-employee directors of the Company and its subsidiaries. The Company has reserved 2,000,000 ofits shares for issuance under the 2012 Plan. During the year ended November 30, 2012, the Company issued 440,000 options under the 2012 Plan.

The estimated fair value of stock options and warrants on the grant date is amortized on a straight line basis over the requisite service period. During the years ended November 30, 2012 and 2011, stock based compensation was $33,516 and $0, respectively.

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

Warrants

The Company entered into private placement agreements with various individuals through November 30, 2010 for the issuance of 339,282 shares of common stock along with 339,282 warrants. The Company received the proceeds of $314,282 for these units. The warrants expire 3 years from issuance, at an exercise price of $1.60 per share. The warrants were valued using the Black-Scholes method and were recorded as additional paid in capital - warrants of $145,512. The criteria established for the valuation of these warrants were as follows: risk free interest rate- 1.25%; dividend yield

- 0%; volatility- 185%. The warrants were issued in November 2010.

The Company entered into private placement agreements with various individuals for the issuance of 5,947,000 shares of common stock along with 5,947,000 warrants. The Company received the proceeds of$1,486,750 for these units. The warrants expire August 31, 2013 and have an exercise price of $0.50 per share. The warrants were valued using the Black-Scholes method and were recorded as additional paid in capital- warrants of$896,510. The criteria established for the valuation of these warrants were as follows: risk free interest rate - 0.75%; dividend yield - 0%; volatility - 235%. The warrants were issued in May 2012.

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

NOTE 10 - FAIR VALOE MEASUREMENTS

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

NOTE 12 - SALE OF VALTECH/ DISPOSITION OF SUBSIDIARY

Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In connection with the completion of the acquisition, the Company effected a reverse stock split of the Company’s outstanding shares of common stock, par value $0.00001, on a one-for-eight (1:8) basis (which occurred on March 7, 2012) and issued an aggregate of 8,755,484 shares of common stock effective March 7, 2012, representing 50% of the Company’s outstanding shares after giving effect to the one-for-eight reverse stock split and issuance of the shares. The Buildablock Assets were valued at $10,000. Upon the closing of the transaction, Messrs. Gary Oberman and Bartek Bulzak were elected to the Company’s Board of Directors, Mr. Oberman was appointed President and Chief Executive Officer and Mr. Bulzak was appointed Chief Technology Officer. Effective upon the closing of the transaction, Mr. Rene Arbic resigned as President and Chief Executive Officer of the Company. In addition, Mr. Arbic has agreed to resign from the Board within one year of the closing of the transaction.

In addition on April 13, 2012, the Board of Directors approved the sale ofValtech back to some or all of the original shareholders ofValtech for $1.00. This sale occurred on April 30, 2012.

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

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of November 30, 2011, the Company’s chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d- 15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2011.

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

Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of November 30, 2011.

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

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title
Gary Oberman	51	President and Director
Bartek Bulzak	37	Chief Technical Officer, Secretary and Director

Officers are not elected for a fixed term of office but hold office until their successors have been elected.

Gary Oberman. Prior to launching Buildablock as President and CEO, Mr. Oberman served as CEO ofWCCL Networks, a private company and an online book publisher with a large network of commercial websites and publishers of proprietary products that serve popular niches, including the self-help or self-improvement arenas. Mr. Oberman was instrumental in establishing WCCL as one of the largest providers of online self-help content for the Internet, with approximately 1,000,000 in paid Internet downloads. WCCL also owns and operates numerous forums and online radio stations in multiple markets with a network-wide affiliate program consisting of more than 19,000 affiliates, and publishes several online newsletters for each niche with over 400,000 subscribers. From 2002 to 2007, Mr. Oberman served as the COO and co-founder of Budget Conferencing, Inc., a conference calling company. As co-founder, Mr. Oberman maintained the company’s operational growth and prepared for its eventual multi-million dollar sale to Premiere Conferencing, Inc., a $1.2 billion publicly-traded corporation.

Bartek Bulzak. Prior to co-founding Buildablock with Mr. Oberman, Mr. Bulzak served in the role of Chief Technical Officer for Budget Conferencing, Inc., an industry leader and pioneer of online and offline teleconferencing solutions. Mr. Bulzak has created highly innovative conferencing bridges and holds numerous patents in the field of high tech communications. In 2007, in connection with the sale of Budget Conferencing to Premiere Global, a billion dollar multinational company, Mr. Bulzak was appointed to the role of chief transition engineer where he took a lead position ensuring that Premier’s acquisition of Budget Conferencing was accomplished in an efficient and cost-effective manner. Mr. Bulzak’s extensive experience in the design and development of integrated VOiP multimedia communications has enabled his development of multiple online inventions including various proprietary phone-based authentication systems. Mr. Bulzak also has extensive experience in the design and development of scalable e-commerce solutions, high availability cloud-based computing and Payment Card Industry (PCI) Data Security Standards (DSS) compliance. Mr. Bulzak was co-founder of Infinite Loop Inc., a turn-key “paper to PDF” document management software provider which was acquired by William Resources Inc.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
		Annual Compensation			Long Term Compensation Awards
		Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Rene Arbic, CEO	2012	*	*	*	*	*	*
	2011	50,770	—	—	—	—	50,770
	2010	80,000	—	—	—	—	80,000
	2009	63,744	—	—	—	—	63,744
Alex Kestenbaum, CFO	2011	—	—	—	—	—	—
	2010	—	—	—	—	—	—
	2009	—	—	—	—	—	—

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

*Amount of compensation is unknown for period ending November 31, 2012.

Outstanding Equity Awards at Fiscal Year-End Table.

As of November 30, 2012, there were no outstanding equity awards for the directors and executive officers of the Company.

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

Compensation of Directors.

The Company’s board members receive no remuneration.

Director Independence.

The Registrant does not have a nominating committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees. The Registrant currently has no independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any “group”) who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant’s common stock. As of November 30, 2011, the Registrant had 68,477,765 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Common Stock	Gary Oberman 382 NE 191st Street, #83251 Miami, Florida 33179	4,377,742 shares	16.63%
Common Stock	Gary Oberman 382 NE 191st Street, #83251 Miami, Florida 33179	4,377,742 shares	16.63%
Common Stock	All officers and directors as a group (2 people)	8,755,484 shares	33.26%

(1) Based on 26,329,383 shares outstanding, including 2,391,404 unissued shares that underlie the currently convertible portion of a debt instrument and outstanding warrants.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants

The Registrant’s Board of Directors has appointed KBL, LLP, which firm has issued its report on our consolidated financial statements for the years ended November 30, 2011 and 2010.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by KBL, LLP for the audit of the Registrant’s annual financial statements for the years ended November 30, 2011 and 2010, and fees billed for other services rendered by KBL, LLP during those periods.

Year Ended
	November 30, 2012	November 30, 2011
Audit fees (1)	$0	$31,000
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that the following officers, directors and 10% sharehoders have not filed reports required under Section 16(a): Rene Arbic, Alex Kenstenbaum, Peter Varadi and Morden Lazarus .

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit	Description
3.01	Articles of Incorporation. (1)
3.02	Bylaws. (1)
4.01	Form of Specimen Stock Certificate for the Registrant’s Common Stock. (1)
10.01	Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.02	Amendment of January 25, 2006 to Asset and Rights Purchase Agreement as of September 10, 2005 by and between Dr. Christina Del Pin and Voxtech Products, Inc. (1)
10.03	Services Agreement of June 12, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.04	Development Agreement of September 26, 2005 between VoxTech Products, Inc. and GetAGeek, Inc. (1)
10.06	Employment Agreement as of August 1, 2006 by and between the Registrant and Christopher LaRose. (2) (4)
10.07	Non-Exclusive Sales Agreement of August 14, 2006 between Voxtech Products, Inc. and Northcoast Biomedical, Inc. (2)
10.08	Independent Sales Representative Agreement of September 5, 2006 by and between Voxtech Products, Inc., the Registrant and Daniel P. Elsbree. (2)
10.09	2008 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (5)
10.10	Acquisition of Valtech Communications, Inc. (6)
10.11	Certificate of amendment changing name to Hipso Multimedia, Inc. (7)
10.12	Retainer Agreement between the Registrant and Joel Pensley, Attorney at Law dated March 13, 2008 (8)
10.13	Retainer Agreement between the Registrant and Antonio Moura dated March 13, 2008 (8)
10.14	Consulting Agreement between the Registrant and Thomas Klein dated as of January 15, 2008 (8)
10.15	Consulting Agreement between the Registrant and Arshad Shah dated as of January 15, 2008 (8)
10.16	Consulting Agreement between the Registrant and Gaetan Fontaine dated August 25, 2008 (8)
10.17	Consulting Agreement between the Registrant and Downshire Capital dated December 16, 2008 (8)
10.18	Executive Employment Agreement Between Valtec Communications and Rene Arbic (8)
31.1	Certification of Ben W. Quick, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)
32.1	Certification of Ben W. Quick, Chief Executive Officer, Chief Financial Officer and Director, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

(1)	Filed as an exhibit to the registration statement on Form SB-2 and hereby incorporated by reference.
(2)	Filed as an exhibit to Amendment No. 2 to the Registration statement on Form SB-2 and hereby incorporated by reference.
(3)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006 and hereby incorporated by reference.
(4)	Management contract or compensatory plan or arrangement.
(5)	Filed as an exhibit to Form S-8 filed April 2, 2008 and hereby incorporated by reference.
(6)	Filed as an exhibit to Form 8K dated June 3, 2008 hereby incorporated by reference.
(7)	Referenced on Form 8K dated August 12, 2008 hereby incorporated by reference.
(8)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended November 30, 2008.
(9)	Filed herewith.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Buildablock Corp.
(Registrant)

Dated: November 30, 2023	By:	/s/ Ben W. Quick
Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

DISCLAIMER

The management signing the above financial statements was not employed by the Company nor Board members for the financial periods listed above. The current Board of Directors in the best interests of the Shareholders chooses to file the necessary reporting obligations as a Voluntary Reporting Company. These financial reports are prior to the filing of the FORM 15 dated October 4, 2013, with the SEC. The information is to the best of managements knowledge and efforts at the time of the filing.

