Form 10-Q
period 2013-02-28
Buildablock Corp.
filed 2023-12-01
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File No.: 000-54491

BUILDABLOCK CORP.

(Exact name of registrant as specified in its charter)

Florida	22-3914075
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

382 NE 191 st Street, #83251, Miami, FL	33179-3899
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 28, 2013, 23,937,979 shares of common stock, par value $0.00001 per share, of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended November 30, 2012. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	our ability to commercialize the Buildablock Platform;

●	our ability to establish critical strategic partnerships;

●	our ability to achieve adoption of the Buildablock Platform by consumers and merchants;

●	our ability to generate revenues and achieve profitable operations;

●	our ability to raise additional financing required to fund our operations;

●	competition;

●	our dependence on the use of social media as a tool for commercial transactions;

●	risks associated with protecting our proprietary rights;

●	the outcome of future litigation;

●	costs associated with and compliance with securities laws and regulations;

●	dependence on our information systems; and

●	retention of key personnel.

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

BUILDABLOCK CORP.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of February 28, 2013 (unaudited) and November 30, 2012	5
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended February 28, 2013 and February 28, 2012 (unaudited) and period May 1, 2012 through February 28, 2013(development stage)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended February 28, 2013 and 2012 (unaudited) and period May 1, 2012 through February 28, 2013 (development stage)(unaudited)	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	30
Item 6.	Exhibits.	30

SIGNATURES		31

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

February 28, 2013, and November 30, 2012

(unaudited)

	2/28/13	11/30/12
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$196,960	$362,007
Current assets held under discontinued operations
Total Current Assets	196,960	362,007

OTHER ASSETS
Intellectual property	10,000	10,000
Total other assets	10,000	10,000
Total Assets	206,960	372,007

LIABILITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES	$-	$-
Cash overdraft	180,121	69,083
Accounts payable	60,380	60,380
Accrued expenses	2,500	2,500
Convertible note payable - third party
Current liabilities held under discontinued operations
Total Current Liabilities	243,001	131,963
Total Liabilities	243,001	131,963

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.00001, 100,000,000 shares authorized, 23,937,979 and 23,937,979 shares issued and outstanding at February 28, 2013, and November 30, 2012, respectively	239	239
Additional paid-in capital	2,357,129	2,357,129
Additional paid-in capital - options and warrants	1,075,539	1,075,539
Subscription receivable	(76,927)	(76,927)
Accumulated deficit	(1,884,979)	(1,884,979)
Deficit accumulated during the development stage	(1,318,000)	(1,042,104)
Accumulated other comprehensive income (loss)	(189,042)	(188,853)
Total Stockholders’ Equity (Deficit)	(36,041)	240,044

Total Liabilities and Stockholders’ Equity (Deficit)	$206,960	$372,007

See accompanying notes to consolidated financial statements

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended February 28, 2013 and 2012, and the
Period May 1, 2012, through February 28, 2013 (Development Stage)
(unaudited)

	Three Months	Three Months	Period 5/1/12
	Ended 2/28/13	Ended 2/28/12	through 2/28/13
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$	$6,431	$
COSTS AND EXPENSES
Cost of sales		5,562
Depreciation and amortization
Research and development	75,700		333,268
Administrative expenses	200,196	155,371	984,732
Total costs and expenses	275,896	160,933	1,318,000
OPERATING LOSS	(275,896)	(154,502)	(1,318,000)
NON-OPERATING INCOME (EXPENSE)
Interest expense		(35,361)
Total Non-Operating Expense		(35,361)
NET LOSS FROM CONTINUING OPERATIONS	(275,896)	(189,863)	(1,318,000)
DISCONTINUED OPERATIONS
Gain (loss) on disposal of subsidiary
Gain (loss) from discontinued operations

NET GAIN FROM DISCONTINUED OPERATIONS
NET INCOME (LOSS)	$(275,896)	$(189,863)	$(1,318,000)
NET INCOME PER COMMON SHARE (BASIC)
From continuing operations	$(0.01)	$(0.02)
From discontinued operations	$(0.01)	$(0.02)

Weighted average shares outstanding (BASIC)	23,982,979	8,607,965
NET INCOME PER COMMON SHARE (DILUTED)
From continuing operations	$(0.01)	$(0.02)
From discontinued operations	$(0.01)	$(0.02)

Weighted average shares outstanding (BASIC)	23,982,979	8,607,965
OTHER COMPREHENSIVE LOSS - CONTINUING OPERATIONS
Comprehensive loss - beginning of period	$(188,853)	$(189,863)
Cumulative translation adjustments	(189)	(66,638)

Comprehensive loss - end of period	$(189,042)	$(256,501)

The accompanying notes are an integral part of these statements.

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended February 28, 2013 and 2012, and the

Period May 1, 2012, through February 28, 2013 (Development Stage)

(unaudited)

	Three Months	Three Months	Period 5/1/12
	Ended 2/28/13	Ended 2/28/12	through 2/28/13
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income (loss)	$(275,896)	$(189,863)	$(1,318,000)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization
Stock based compensation and shares issued for services		192,476
Contributed expenses by management		30,645
Changes in operating assets and liabilities:
Accounts receivable
Prepaid expenses and other current assets
Accounts payable and accrued expenses	111,038	99,912	224,968
Net cash used for operating activities	(164,858)	133,170	(1,093,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft		(102)	(196,569)
Cash received for common stock		1,486,750	1,486,750
Loan payable to bank
Loan payable to shareholders
Net cash provided by financing activities		1,486,648	1,290,181

DISCONTINUED OPERATIONS
Operating activities		(40,765)
Investing activities
Financing activities		23
		(40,742)
EFFECT OF EXCHANGE RATE ON CASH	(189)	3,927	(189)
INCREASE (DECREASE) IN CASH	(165,047)	90,527	196,960
CASH, BEGINNING OF YEAR	362,007
CASH, END OF PERIOD	$196,960	$1,583,003	$196,960

See accompanying notes to financial statements.

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended February 28, 2013 and 2012, and the

Period May 1, 2012, through February 28, 2013 (Development Stage)

(unaudited)

	Three Months	Three Months	Period 5/1/12
	Ended 2/28/13	Ended 2/28/12	through 2/28/13
	(unaudited)	(unaudited)	(unaudited)
SUPPLEMENT AL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$	$	$
NONCASH OPERATING AND FINANCING ACTIVITIES:
Conversion of notes payable - related parties for equity	$	$	$
Common shares issued for intellectual property	$	$10,000	$

See accompanying notes to financial statements.

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

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

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 . The Company has devoted substantially all of its efforts to the development of its software platform.

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

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

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

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended February 28, 2013 and 2012 are included in administrative expenses in the consolidated statements of operations.

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

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income (Loss) Per Share of Common Stock (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	February 28,	February 28,
	2013	2012
Net income (loss)	$(275,896)	$(189,863)

Weighted-average common shares Outstanding (Basic)	23,982,979	8,607,965

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

The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “ Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services “. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of February 28, 2013, the Company operates in only one segment and in only one geographical location.

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of February 28, 2013, no additional accrual for income taxes other than the federal and state provisions is considered necessary.

Fair Value Measurements

In September 2006, the FASB issued ASC 820, Fair Value Measurements . ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued ASC 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10 , (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – FIXED ASSETS

Fixed assets as of November 30, 2012 and 2011, are reflected in assets held under discontinued operations. There was $0 and $4,997 charged to operations for depreciation expense for the years ended November 30, 2012 and 2011, respectively, which are reflected in discontinued operations

NOTE 4 – DEFERRED COSTS

Deferred costs as of November 30,2012 and 2011, are reflected in assets held under discontinued operations. There was $0 and $71,100 charged to operations for amortization expense for the year ended November 30, 2012 and 2011, respectively, which are reflected in discontinued operations

NOTE 5 – RELATED PARTY LOANS

In April 2012, the related party loans with the four principal shareholders of the Company were assumed by Valtech, upon the sale back to Valtech along with the accrued interest on those loans. Currently there is a $0 balance due those shareholders. The amount outstanding prior to the sale was $1,928,319. The loans did bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$). Interest expense for the nine months ended August 31, 2012 and 2011 were $35,361 and $97,401, respectively, and are reflected in operations from discontinued operations. Accrued interest on these loans prior to the sale was $329,395. The accrued interest along with the notes were sold in April 2012, and the balance is $0 as of February 28, 2013 (see Note 12).

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

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

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

During the quarter ended November 30, 2012, the Company issued no shares of common stock.

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

The Company occupied office space owned by a principal shareholder, and recorded $ 10,215 of rent expense as contributed capital for the space.

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

The Company issued 38,125 shares of common stock to three of its shareholders to con vert $122,000 of loans to them.

The Company also cancelled 75,000 shares of stock to consultants at $0.48 for services to be rendered to the Company back in 2008 (see Note 6).

The Company also incurred a $50,000 liability for stock to be issued for subscriptions of cash received in the three months ended February 28, 2011 for certificates not issued.

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

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

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options (Continued)

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

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

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

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

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

There are a number of technological and commercial objectives that we must meet in order to achieve commercial feasibility of the Buildablock platform. These include, without limitation:

●	establishing technical feasibility and completing development of our Internet service platform;

●	establishing critical strategic partnerships to promote the use of our platform;

●	successfully marketing our platform;

●	establishing rapid visibility and adoption by our consumer base and acceptance by merchants;

●	demonstrating added value and reward that will ultimately change the behavior of our user base;

●	responding to competitive developments; and

●	attracting, retaining and motivating qualified personnel.

In the Company’s third quarter ended August 31, 2012, the Company undertook various initiatives to realize the commercial feasibility of the Buildablock platform, including:

●	appointing Mr. Jonathan Wener and Mr. Sheldon Leibner, two well-known business leaders, as members of its Advisory Board;

●	commencing its marketing plan targeting the Montreal area to introduce both shoppers and retailers to the Company’s consumer-driven, volume purchasing e-commerce model; and

●	launching a test version of its consumer purchasing website on September 21, 2012 that integrates all of the platform’s processes and will provide key technical and user feedback to the Company for final system readiness.

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

Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In connection with the completion of the acquisition, the Company effected a reverse stock split of the Company’s outstanding shares of common stock, par value $0.00001, on a one-for-eight (1:8) basis (which occurred on March 7, 2012) and issued an aggregate of 8,755,484 shares of common stock effective March 7, 2012, representing 50% of the Company’s then-outstanding shares, after giving effect to the one-for-eight reverse stock split and issuance of the shares.

Upon the closing of the transaction, Gary Oberman and Bartek Bulzak were elected to the Company’s Board of Directors, Mr. Oberman was appointed President and Chief Executive Officer and Mr. Bulzak was appointed Chief Technology Officer. Effective February 24, 2012, the name of the Company was changed to Buildablock Corp.

Results of Operations for the Three Months Ended February 28, 2013 and February 28, 2012

Continuing Operations:

Revenues : The Company is operating as a development stage company and did not record any revenues for the three months ended February 28, 2013 and $6,431 for February 28, 2012.

Cost of Sales : The Company did not record any revenues and therefore did not incur cost of sales for the three months ended February 28, 2013 and $5,562 for February 28, 2012.

Depreciation and Amortization : The Company did not incur any depreciation or amortization expense for the three months ended February 28, 2013 and February 28, 2012.

Research and Development : The Company incurred research and development costs of $75,700 for the three months ended February 28, 2013 and did not incur any such costs for the three months ended February 28, 2012. The increase is due to the acquisition of the Buildablock Assets on March 7, 2012 and the development of the Buildablock platform.

General and Administrative Expenses : General and administrative expenses for the three-month period ended February 28, 2013 was $275,986 compared to $160,933 for the three months ended February 28, 2012. The increase in the Company’s general and administrative expenses in 2012 was mainly due to increased costs associated with the development of the Buildablock business.

Interest Expense : The Company did not incur any interest expense for the three months ended February 28, 2013 and incurred (35,361) February 28, 2012.

Discontinued Operations:

Gain (loss) from discontinued operations: The Company recorded neither a gain or loss from discontinued operations for the three months ended February 28, 2013, and for the three months ended February 28, 2012.

Results of Operations for the Nine Months Ended February 28, 2013 and February 28, 2012

Continuing Operations :

Revenues : The Company is operating as a development stage company and did not record any revenues for the nine months ended February 28, 2013 and February 28, 2012.

Cost of Sales : The Company did not record and revenues and therefore did not incur cost of sales for the nine months ended February 28, 2013 and February 28, 2012.

Depreciation and Amortization : The Company did not incur any depreciation or amortization expense for the nine months ended February 28, 2013 and February 28, 2012.

Research and Development : The Company did not incur research and development costs for the nine months ended February 28, 2013 and did not incur any such costs for the nine months ended February 28, 2012.

General and Administrative Expenses : General and administrative expenses for the nine month period ended February 28, 2013 was $984,732 compared to $0 for the nine months ended February 28, 2012. The increase in the Company’s general and administrative expenses is largely due to increased costs associated with the development of the Buildablock business.

Interest Expense : The Company did not incur any interest expense for the nine months ended February 28, 2013 and February 28, 2012, as the Company did not have any debt relating to continuing operations.

Discontinued Operations:

Gain (loss) on disposal of subsidiary: The Company sold Valtech for $1 on April 30, 2012 and recorded a gain of $2,648,735 mostly due to the forgiveness of Valtech related debt.

Gain (loss) from discontinued operations: The Company recorded a loss of $0 for the nine months ended February 28, 2013 versus a loss of $0 for the nine months ended February 28, 2012.

*the financial data for the nine months ended in February 28, 2012 has been set as $0 since there are not any published reports for that time period.

Liquidity and Capital Resources

As of February 28, 2013, we had total cash resources of $196,960. During the nine months ended February 28, 2012 net cash used in operating activities was $(1,093,032); during the nine months ended February 28 2012, net cash used in operating activities was $0. The cash used for the nine months ending February 28, 2013 was primarily used for development of the Buildablock business, while any cash used in the nine months ending February 28, 2012 would be for the general operations of the Company other than the Valtech business.

During the nine month period ended February 28, 2013, we raised $1,486,750 from the issuance of common stock and warrants issued to fund the development of the Buildablock business; during the nine month period ended February 28, 2012, net cash provided by financing activities was $0 which represented proceeds from shareholder loans.

*the financial data for the nine months ended in February 28, 2012 has been set as $0 since there are not any published reports for that time period.

Current and Future Financing Needs

We have incurred an accumulated deficit of $1,884,979, including the deficit accumulated during the development phase of Buildablock and accumulated other comprehensive losses, through February 28, 2013. We incurred negative cash flow from operations from our previously owned Telecommunication Services business and will continue to incur negative cash flow from operations in the Buildablock business until that business becomes fully operational. We expect to spend substantial amounts in connection with implementing our new business strategy relating to the Buildablock Assets. Our continued operations will depend upon whether we are able to raise additional funds through third parties, such as equity and debt financing. However, there can be no assurance that such additional funds will be available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to adequately fund our business plan. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.

Off-Balance Sheet Arrangements

As of February 28, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

The Company has no material contractual obligations or commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since November 30, 2012. Please refer to the 2012 Annual Report on Form 10-K for the fiscal year ended November 30, 2012 for a discussion of our exposures to market risks.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results. Effective March 7, 2012, the Company completed the acquisition of the Buildablock Assets. In addition, on April 13, 2012, the Board of Directors approved the sale of Valtech back to some or all of the original shareholders of Valtech for $1.00. This sale occurred on April 30, 2012. As a result, the Company principally will focus on the development of its social networking platform under the “Buildablock” name. See Note 12 of Notes to the Consolidated Financial Statements (unaudited). The following risks reflect risks associated with the Company’s continuing operations, including risks related to the commercialization of the Buildablock Assets.

We cannot predict if or when we will become profitable and anticipate that our net losses and negative cash flow from operations will continue for the foreseeable future.

There are a number of technological and commercial objectives that we must meet in order to achieve commercial feasibility of the Buildablock Platform. These include, without limitation:

●	establishing technical feasibility and completing development of our Internet service platform;

●	establishing critical strategic partnerships to promote the use of our platform;

●	successfully marketing our platform;

●	establishing rapid visibility and adoption by our consumer base and acceptance by merchants;

●	demonstrating added value and reward that will ultimately change the behavior of our user base;

●	responding to competitive developments; and

●	attracting, retaining and motivating qualified personnel.

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

We believe that our ability to compete successfully will depend upon many factors both within and beyond our control, including the following:

●	the size and composition of our customer base and the number of merchants that accept and participate in our service;

●	the timing and market acceptance of our service;

●	selling and marketing efforts;

●	ease of use, performance, price and reliability of services offered either by us or our competitors;

●	our ability to cost-effectively manage our operations; and

●	our reputation and brand strength relative to our competitors.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

31.1	Certification of Ben W. Quick, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Ben W. Quick, Chief Executive Officer, Chief Financial Officer and Director, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Buildablock Corp.
(Registrant)

Dated: November 30, 2023	By:	/s/ Ben W. Quick
Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Ben W. Quick, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Ben W. Quick, Chief Executive Officer, Chief Financial Officer and Director, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.

