Form 10-Q
period 2013-05-31
Buildablock Corp.
filed 2023-12-01
CIK 1345865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013 OR

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

As of May 31, 2013, 23,937,979 shares of common stock, par value $0.00001 per share, of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10- K for the year ended November 30, 2012. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

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

BUILDABLOCK CORP.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of May31, 2013 (unaudited) and November 30, 2012	5
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended May 31, 2013 and May 31, 2012 (unaudited) and period May 1, 2012 through May 31, 2013 (development stage)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended May 31, 2013 and 2012(unaudited) and period May 1, 2012 through May 31, 2013 (development stage)(unaudited)	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits.	28
		28
SIGNATURES		29

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

May 31, 2013, and November 30, 2012

(unaudited)

	5/31/13 (unaudited)		11/30/12 (unaudited)
ASSETS
CURRENT ASSETS
Cash		$90,301		$362,007
Current assets held under discontinued operations
Total Current Assets		90,301		362,007
OTHER ASSETS
Intellectual property		10,000		10,000
Total other assets		10,000		10,000
Total Assets		100,301		372,007
LIABILITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Cash overdraft	$		$
Accounts payable		266,604		69,083
Accrued expenses		60,380		60,380
Convertible note payable - third party		2,500		2,500
Current liabilities held under discontinued operations
Total Current Liabilities		329,484		131,963
Total Liabilities		329,484		131,963
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.00001, 100,000,000 shares authorized, 23,937,979 and 23,937,979 shares issued and outstanding at May 31, 2013, and November 30, 20 I 2, respectively		239		239
Additional paid-in capital		2,357,129		2,357,129
Additional paid-in capital - options and warrants		1,075,539		1,075,539
Subscription receivable		(76,927)		(76,927)
Accumulated deficit		(1,884,979)		(1,884,979)
Deficit accumulated during the development stage		(1,511,080)		(1,042,104)
Accumulated other comprehensive income (loss)		(189,104)		(188,853)
Total Stockholders’ Equity (Deficit)		(229,183)		240,044
Total Liabilities and Stockholders’ Equity (Deficit)		$100,301		$372,007

See accompanying notes to consolidated financial statements

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

For the Three and Six Months Ended May 31, 2013 and 2012,

and the Period May 1, 2012, through May 31, 2013 (Development Stage)

(unaudited)

	Three Months Ended May 31,				Six Months Ended May 31,				Period 5/1/12 through
	2013 (unaudited)		2012 (unaudited)		2013 (unaudited)		2012 (unaudited)		5/31/13 (unaudited)
REVENUE	$		$		$		$		$
COSTS AND EXPENSES
Cost of sales
Depreciation and amortization
Research and development		54,300		92,800		130,000		92,800	387,568
Administrative expenses		138,780		310,094		338,976		452,715	1,123,512
Total Costs and Expenses		193,080		402,894		468,976		545,515	1,511,080
OPERATING LOSS		(193,080)		(402,894)		(468,976)		(545,515)	(1,511,080)
NON-OPERATING INCOME (EXPENSE)
Interest expense
Total Non-Operating Expense
NET LOSS FROM CONTINUING OPERATIONS		$(193,080)		$(402,894)		$(468,976)		$(545,515)	$(1,511,080)
DISCONTINUED OPERATIONS
Gain (loss) on disposal of subsidiary				2,648,735				2,648,735
Gain (loss) from discontinued operations				1,132				(46,110)
NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS				2,649,867				2,602,625
NET INCOME (LOSS)		$(193,080)		$2,246,973		$(468,976)		$2,057,110	$(1,511,080)
NET INCOME PER COMMON SHARE (BASIC)
From continuing operations		$(0.01)		$(0.03)		$(0.02)		$(0.05)
From discontinued operations				0.18				0.22
		$(0.01)		$0.15		$(0.02)		$0.17
Weighted average shares outstanding (BASIC)		23,982,979		14,554,662		23,982,979		11,597,561

The accompanying notes are an integral part of these statements.

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

For the Three and Six Months Ended May 31, 2013 and 2012,

and the Period May 1, 2012, through May 31, 2013 (Development Stage)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,		Period 5/1/12 through
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)	5/31/13 (unaudited)
NET INCOME PER COMMON SHARE (DILUTED)
From continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)
From discontinued operations		0.13		0.15
	$(0.01)	$0.11	$(0.02)	$0.12
Weighted average shares outstanding (DILUTED)	23,982,979	20,840,944	23,982,979	17,883,843

OTHER COMPREHENSIVE LOSS
- CONTINUING OPERATIONS
Comprehensive loss - beginning of period	$(189,042)	$(402,894)	$(188,853)	$(545,515)
Cumulative translation adjustments	(62)		(251)	(66,638)
Comprehensive loss - end of period	$(189,104)	$(402,894)	$(189,104)	$(612,153)

The accompanying notes are an integral part of these statements.

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended May 31, 2013 and 2012, and the

Period May 1, 2012, through May 31, 2013 (Development Stage)

(unaudited)

	Six Months Ended 5/31/13 (unaudited)	Six Months Ended 5/31/12 (unaudited)	Period 5/1/12 through 5/31/13 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income (loss)	$(468,976)	$(545,515)	$(1,511,080)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization
Stock based compensation and shares issued for services		158,960
Contributed expenses by management		30,645
Changes in operating assets and liabilities:
Accounts receivable
Prepaid expenses and other current assets
Accounts payable and accrued expenses	197,521	36,496	311,451
Net cash used for operating activities	(271,455)	(319,414)	(1,199,629)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft		(102)	(196,569)
Cash received for common stock		1,486,750	1,486,750
Loan payable to bank
Loan payable to shareholders
Net cash provided by financing activities		1,486,648	1,290,181
DISCONTINUED OPERATIONS
Operating activities		(84,012)
Investing activities
Financing activities		533
		(83,479)
EFFECT OF EXCHANGE RATE ON CASH	(251)	34	(251)
INCREASE (DECREASE) IN CASH	(271,706)	1,083,789	90,301
CASH, BEGINNING OF YEAR	362,007
CASH, END OF PERIOD	$90,301	$1,083,789	$90,301

See accompanying notes to financial statements.

BUILDABLOCK CORP.

(formerly Hipso Multimedia, Inc.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended May 31, 2013 and 2012, and the

Period May 1, 2012, through May 31, 2013 (Development Stage)

(unaudited)

	Six Months Ended 5/31/13 (unaudited)		Six Months Ended 5/31/12 (unaudited)		Period 5/1/12 through 5/31/13 (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$		$		$
NONCASH OPERATING AND FINANCING ACTIVITIES:

Conversion of notes payable - related parties for equity		$	$		$
Common shares issued for intellectual property				$10,000	$

See accompanying notes to financial statements.

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

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

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

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

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

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

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended May 31, 2013 and 2012 are included in administrative expenses in the consolidated statements of operations.

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

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income (Loss) Per Share of Common Stock (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	May 31,	May 31,
	2013	2012
Net income (loss)	$(193,080)	$2,246,973

Weighted-average common shares Outstanding (Basic)	23,982,979	14,554,662

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of May 31, 2013, the Company operates in only one segment and in only one geographical location.

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of May 31, 2013, no additional accrual for income taxes other than the federal and state provisions is considered necessary.

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

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

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

In April 2012, the related party loans with the four principal shareholders of the Company were assumed by Valtech, upon the sale back to Valtech along with the accrued interest on those loans. Currently there is a $0 balance due those shareholders. The amount outstanding prior to the sale was $1,928,319. The loans did bear interest at an annual rate of 10% for individual amounts exceeding $150,000 (CDN$). Interest expense for the nine months ended August 31, 2012 and 2011 were $35,361 and $97,401, respectively, and are reflected in operations from discontinued operations. Accrued interest on these loans prior to the sale was $329,395. The accrued interest along with the notes were sold in April 2012, and the balance is $0 as of May 31, 2013 (see Note 12).

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

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

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

During the year ended November 30, 2012, the Company issued no shares of common stock.

BUILDABLOCK CORP.

(FORMERLY HIPSO MULTIMEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

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

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

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

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

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

Results of Operations for the Three Months Ended May 31, 2013 and May 31, 2012

Continuing Operations:

Revenues : The Company is operating as a development stage company and did not record any revenues for the three months ended May 31, 2013 and May 31, 2012.

Cost of Sales : The Company did not record any revenues and therefore did not incur cost of sales for the three months ended May 31, 2013 and May 31, 2012.

Depreciation and Amortization : The Company did not incur any depreciation or amortization expense for the three months ended May 31, 2013 and May 31, 2012.

Research and Development : The Company incurred research and development costs of $54,300 for the three months ended May 31, 2013 and $92,800 for the three months ended May 31, 2012. The increase is due to the acquisition of the Buildablock Assets on March 7, 2012 and the development of the Buildablock platform.

General and Administrative Expenses : General and administrative expenses for the three-month period ended May 31, 2013 was $138,780 compared to $310,094 for the three months ended May 31, 2012. The decrease in the Company’s general and administrative expenses in 2012 was mainly due to decreased costs associated with the development of the Buildablock business.

Interest Expense : The Company did not incur any interest expense for the three months ended February 28, 2013 and incurred (35,361) February 28, 2012.

Discontinued Operations:

Gain (loss) from discontinued operations: The Company recorded neither a gain or loss from discontinued operations for the three months ended May 31 , 2013, and for the three months ended May 31, 2012.

Results of Operations for the Six Months Ended May 31, 2013 and May 31, 2012

Continuing Operations :

Revenues : The Company is operating as a development stage company and did not record any revenues for the six months ended May 31, 2013 and May 31, 2012.

Cost of Sales : The Company did not record and revenues and therefore did not incur cost of sales for the six months ended May 31, 2013 and May 31, 2012.

Depreciation and Amortization : The Company did not incur any depreciation or amortization expense for the six months ended May 31, 2013 and May 31, 2012.

Research and Development : The Company incurred $130,000 in research and development costs for the six months ended May 31, 2013 and $92,800 for the six months ended May 31, 2012.

General and Administrative Expenses : General and administrative expenses for the six month period ended May 31, 2013 was $338,976 compared to $452,715 for the six months ended May 31, 2012. The decrease in the Company’s general and administrative expenses is largely due to decreased costs associated with the development of the Buildablock business.

Interest Expense : The Company did not incur any interest expense for the six months ended May 31, 2013 and May 31, 2012, as the Company did not have any debt relating to continuing operations.

Discontinued Operations:

Gain (loss) on disposal of subsidiary: The Company sold Valtech for $1 on April 30, 2012 and recorded a gain of $2,648,735 mostly due to the forgiveness of Valtech related debt.

Gain (loss) from discontinued operations: The Company recorded a loss of $0 for the six months ended May 31, 2013 versus a loss of $(46,110) for the six months ended May 31, 2012.

Liquidity and Capital Resources

As of May 31, 2013, we had total cash resources of $90,301. During the six months ended May 31, 2013 net cash used in operating activities was $(271,455); during the six months ended May 31, 2012, net cash used in operating activities was $(319,414). The cash used for the six months ending May 31, 2013 was primarily used for development of the Buildablock business, while cash used in the six months ending May 31, 2012 was for the general operations of the Company other than the Valtech business.

During the six month period ended May 31, 2013, we raised $0 from the issuance of common stock and warrants issued to fund the development of the Buildablock business; during the six month period ended May 31, 2012, net cash provided by financing activities was $1,486,750 which represented proceeds from shareholders from the issuance of common shares along with warrants.

Current and Future Financing Needs

We have incurred an accumulated deficit of $1,884,979, including the deficit accumulated during the development phase of Buildablock and accumulated other comprehensive losses, through May 31, 2013. We incurred negative cash flow from operations from our previously owned Telecommunication Services business and will continue to incur negative cash flow from operations in the Buildablock business until that business becomes fully operational. We expect to spend substantial amounts in connection with implementing our new business strategy relating to the Buildablock Assets. Our continued operations will depend upon whether we are able to raise additional funds through third parties, such as equity and debt financing. However, there can be no assurance that such additional funds will be available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to adequately fund our business plan. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.

Off-Balance Sheet Arrangements

As of May 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e- commerce. Existing and future regulations and laws could impede the growth of the Internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and applications or may even attempt to completely block access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our revenue as anticipated.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes- Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

31.1	Certification of Ben W. Quick, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Ben W. Quick, Chief Executive Officer, Chief Financial Officer and Director, pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.

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

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Ben W. Quick, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Ben W. Quick, Chief Executive Officer, Chief Financial Officer and Director, pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.

